Form 10-Q
period 2025-09-30
SHOULDER INNOVATIONS, INC.
filed 2025-11-12
CIK 1699350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

N/A
(Former name, former address and former fiscal year, if changed since last report)
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
Yes ☒ No ☐
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
Yes ☐ No ☒
As of November 5, 2025, there were 20,601,684 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including but not limited to statements regarding our future results of operations and financial condition, our business plans and strategy, the potential market size, market trends and growth opportunities for our products, macroeconomic and geopolitical conditions, and the sufficiency of our cash balances, working capital and cash generated from our operations, investing and financing activities for future liquidity and capital resource needs, may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

As used in this Quarterly Report on Form 10-Q, unless otherwise stated or the context requires otherwise, the terms “Shoulder Innovations,” the “Company,” “we,” “us,” and “our” refer to Shoulder Innovations, Inc. “Shoulder Innovations,” the Shoulder Innovations logos, and other trade names, trademarks, or service marks of Shoulder Innovations appearing in this Quarterly Report on Form 10-Q are the property of Shoulder Innovations. Other trade names, trademarks, or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us, by these other companies. Solely for convenience, trade names, trademarks, and service marks referred to in this Quarterly Report on Form 10-Q appear without the ®, ™, and SM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trade names, trademarks, and service marks.

We routinely post important information for investors in the “Investors” section of our website, shoulderinnovations.com. We may use our website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the “Investors” section of our website, in addition to following our press releases, filings with the SEC, public conference calls, presentations, and webcasts. The information contained on, or that may be accessed through, our website, is not incorporated by reference into, and is not a part of, this Quarterly Report on Form 10-Q.

RISK FACTORS SUMMARY

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
•If we fail to develop and retain an effective commercial organization, or if we are unable to successfully expand our organization, it could negatively impact our sales, and we may not generate sufficient net revenue to sustain profitability.
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
•If hospitals, ASCs, and other health care facilities do not approve the use of our implant systems, our sales may not increase.
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
•The loss of any member of our executive management team or our inability to attract and retain highly skilled members of our dedicated commercial leadership and marketing teams as well as certain third-party engineers could have a material adverse effect on our business, financial condition and results of operations.
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

Shoulder Innovations, Inc.
Condensed Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

Part I. Financial Information
Item 1. Financial Statements

	September 30, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$54,934	$6,123
Marketable securities	82,354	8,921
Trade accounts receivable, net of allowance for credit losses	7,079	5,122
Inventories, net	19,358	13,955
Prepaid expenses	1,710	431
Other current assets	1,175	573
Total Current Assets	166,610	35,125
Property and equipment, net	10,846	7,487
Operating lease right-of-use asset	131	68
Intangible assets, net	175	400
Total Assets	177,762	43,080
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable ($1,033 and $813 to related parties, respectively)	8,877	4,860
Current operating lease obligations	70	47
Accrued liabilities	6,072	2,740
Total Current Liabilities	15,019	7,647
Long-Term Liabilities
Preferred stock warrant liability	—	970
Long-term debt	14,848	14,658
Other long-term liabilities	63	25
Total Long-Term Liabilities	14,911	15,653
Total Liabilities	29,930	23,300
Commitments and contingencies (note 8)
Convertible Preferred Stock
Series Seed, $0.001 par value, no and 16,840,400 shares authorized, and no and 15,851,401 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	1,337
Series A, $0.001 par value, no and 22,399,370 shares authorized, and no and 22,399,370 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	5,600
Series B, $0.001 par value, no and 6,913,964 shares authorized, and no and 5,913,964 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	2,200
Series C, $0.001 par value, no and 50,116,284 shares authorized, and no and 50,116,284 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	21,550
Series D, $0.001 par value, no and 83,403,626 shares authorized, and no and 80,909,169 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	43,788
Total Convertible Preferred Stock	—	74,475
Stockholders’ Equity (Deficit)

Shoulder Innovations, Inc.
Condensed Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

Common stock, $0.001 par value, 730,000,000 and 212,366,763 shares authorized and 20,584,787 and 83,882 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	21	1
Preferred stock, $0.001 par value, 20,000,000 and no shares authorized and no shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	—	—
Additional paid-in capital	237,400	2,148
Accumulated deficit	(89,628)	(57,041)
Accumulated other comprehensive income	39	197
Total Stockholders’ Equity (Deficit)	147,832	(54,695)
Total Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)	$177,762	$43,080
See accompanying notes to unaudited financial statements.

Shoulder Innovations, Inc.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net Revenue	$11,756	$7,454	$32,901	$22,898
Cost of Goods Sold	2,795	1,753	7,756	5,325
Gross Profit	8,961	5,701	25,145	17,573
Selling, General and Administrative Expenses	15,077	8,492	38,428	25,368
(Includes $1,066, $707, $2,802 and $2,555 to related parties, respectively)
Research and Development Expenses	1,525	1,090	4,514	3,322
(Includes $1,145, $876, $3,440 and $2,723 to related parties, respectively)
Operating Loss	(7,641)	(3,881)	(17,797)	(11,117)
Other Expense
Interest expense, net	78	316	661	925
Change in fair value of convertible notes, net	2,217	—	2,217	—
Change in fair value of Series E purchase option	—	—	11,719	—
Other expense (income), net	(1,207)	(142)	193	(215)
Total Other Expense	1,088	174	14,790	710
Loss before income tax expense	(8,729)	(4,055)	(32,587)	(11,827)
Income Tax Expense	—	—	—	—
Net Loss	$(8,729)	$(4,055)	$(32,587)	$(11,827)

Other Comprehensive (loss), net
Unrealized gain (loss) on marketable securities	(43)	61	(158)	46
Total Other Comprehensive loss (income), net	(43)	61	(158)	46
Comprehensive loss	$(8,772)	$(3,994)	$(32,745)	$(11,781)

Net loss per share attributed to common stock – basic and diluted:
Net loss per share	$(0.64)	$(68.31)	$(7.00)	$(203.81)
Weighted average shares outstanding
Weighted average common shares outstanding – basic and diluted	13,604,556	59,372	4,652,825	58,031
See accompanying notes to unaudited financial statements.

Shoulder Innovations, Inc.
Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except shares and per share amounts)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
		Shares	Amount
Balance, December 31, 2023	$74,475	57,354	$1	$1,328	$356	$(41,422)	$(39,737)
Stock-based compensation expense	—	—	—	168	—	—	168
Net loss	—	—	—	—	—	(3,600)	(3,600)
Other Comprehensive income (loss), net	—	—	—	—	42	—	42
Balance, March 31, 2024	$74,475	57,354	$1	$1,496	$398	$(45,022)	$(43,127)
Stock-based compensation expense	—	—	—	170	—	—	170
Net loss	—	—	—	—	—	(4,172)	(4,172)
Other Comprehensive income (loss), net	—	—	—	—	(57)	—	(57)
Balance, June 30, 2024	$74,475	57,354	$1	$1,666	$341	$(49,194)	$(47,186)
Issuance of common stock	—	26,528	—	66	—	—	66
Stock-based compensation expense	—	—	—	237	—	—	237
Net loss	—	—	—	—	—	(4,055)	(4,055)
Other Comprehensive income (loss), net	—	—	—	—	61	—	61
Balance, September 30, 2024	$74,475	83,882	$1	$1,969	$402	$(53,249)	$(50,877)

Balance, December 31, 2024	$74,475	83,882	$1	$2,148	$197	$(57,041)	$(54,695)
Issuance of preferred stock in private placement, net of issuance cost of $352	19,542	—	—	—	—	—	—
Exercise of preferred stock warrant	130	—	—	—	—	—	—
Issuance of common stock	—	18,903	—	32	—	—	32
Stock-based compensation expense	—	—	—	127	—	—	127
Net Loss	—	—	—	—	—	(4,662)	(4,662)
Other Comprehensive income (loss), net	—	—	—	—	(116)	—	(116)
Balance, March 31, 2025	$94,147	102,785	$1	$2,307	$81	$(61,703)	$(59,314)
Issuance of preferred stock in private placement, net of issuance cost of $52	31,903	—	—	—	—	—	—
Exercise of preferred stock warrant	650	—	—	—	—	—	—
Issuance of common stock	—	46,018	—	119	—	—	119
Stock-based compensation expense	—	—	—	190	—	—	190

Shoulder Innovations, Inc.
Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except shares and per share amounts)

Net Loss	—	—	—	—	—	(19,196)	(19,196)
Other Comprehensive income (loss), net	—	—	—	—	1	—	1
Balance, June 30, 2025	$126,700	148,803	$1	$2,616	$82	$(80,899)	$(78,200)
Exercise of preferred stock warrant	264	—	—	—	—	—	—
Conversion of preferred stock to common stock upon IPO	(126,964)	12,366,434	12	126,952	—	—	126,964
Issuance of common stock upon IPO, net of offering costs of $5,538	—	5,000,000	5	64,207	—	—	64,212
Conversion of redeemable convertible preferred stock warrants to common stock warrants on IPO	—	—	—	637	—	—	637
Conversion of convertible notes to common stock upon IPO	—	2,810,428	3	42,153	—		42,156
Issuance of common stock	—	259,122	—	537	—	—	537
Stock-based compensation expense	—	—	—	298	—	—	298
Net Loss	—	—	—	—	—	(8,729)	(8,729)
Other Comprehensive income (loss), net	—	—	—	—	(43)	—	(43)
Balance, September 30, 2025	$—	20,584,787	$21	$237,400	$39	$(89,628)	$147,832
See accompanying notes to unaudited financial statements.

Shoulder Innovations, Inc.
Condensed Statements of Cash Flows
(Unaudited)
(amounts in thousands)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash Flows from Operating Activities
Net loss	$(32,587)	$(11,827)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,228	1,577
Amortization of debt discounts	190	207
Stock-based compensation expense	615	575
Realized (loss) on marketable securities	(402)	(181)
Change in fair value of warrant liabilities and Series E purchase option	11,975	75
Change in fair value of convertible notes, net	2,216	—
Other	166	148
Change in Operating Assets and Liabilities
Trade accounts receivable	(2,060)	88
Inventory	(5,403)	(2,398)
Prepaid expenses	(1,279)	(121)
Accounts payable	1,789	944
Other current assets and liabilities	2,723	42
Net Cash Used in Operating Activities	(19,829)	(10,871)
Cash Flows from Investing Activities
Fixed asset purchases	(5,126)	(2,972)
Purchases of marketable securities	(95,582)	(4,372)
Sales of marketable securities	22,393	17,658
Net Cash (Used in) Provided by Investing Activities	(78,315)	10,314
Cash Flows from Financing Activities
Proceeds from exercise of common stock options	688	66
Proceeds from exercise of preferred stock warrants	455	—
Proceeds from Series E convertible preferred stock, net of issuance cost	39,508	—
Proceeds from the issuance of convertible notes, net of issuance costs	39,863	—
Proceeds from IPO, net of commissions and issuance costs	66,441	—
Net Cash Provided by Financing Activities	146,955	66
Net Change in Cash for Period	48,811	(491)
Cash and Cash Equivalents, beginning of year	6,123	6,236
Cash and Cash Equivalents, end of year	$54,934	$5,745
Supplemental Cash Flows information
Cash paid for interest	$1,281	$1,350
Non-Cash Investing and Financing Activities
Series E second tranche right equity conversion	$11,937	$—
Preferred stock warrant liability equity conversion	$589	$—
Preferred stock warrant liability equity conversion on completion of IPO	$637	$—
Conversion of redeemable convertible preferred stock into common stock on completion of IPO	$126,964	$—
Conversion of convertible notes into common stock on completion of IPO	$42,156	$—

Shoulder Innovations, Inc.
Condensed Statements of Cash Flows
(Unaudited)
(amounts in thousands)

Unpaid IPO offering costs included in accounts payable and accrued liabilities	$2,229	$—
Capital expenditures included in accounts payable	$754	$679
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
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Certain information and note disclosures included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited annual financial statements for the year ended December 31, 2024 included in the Company’s final prospectus, dated July 30, 2025, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) on August 1, 2025 (the “Prospectus”). There have been no material changes in our significant accounting policies as described in our audited annual financial statements for the year ended December 31, 2024. In the opinion of management, these unaudited condensed financial statements reflect all adjustments, including those of a normal and recurring nature, which are necessary for a fair presentation of the results for the interim period presented.
Reverse Stock Split
On July 23, 2025, the Company amended its amended and restated certificate of incorporation to effect a reverse stock split of shares of the Company’s common stock on a 1-for-19.08 basis (the “Reverse Stock Split”). The common stock warrants and options to purchase common stock were subsequently adjusted as a result of the Reverse Stock Split. All impacted share and per-share information included in these unaudited condensed financial statements and notes thereto have been retroactively adjusted to give effect to the Reverse Stock Split.
Initial Public Offering

On August 1, 2025, the Company closed its initial public offering (“IPO”), and issued 5,000,000 shares of common stock at public offering price of $15.00 per share. The Company received net proceeds of approximately $64,212, after deducting underwriting discounts and commissions and offering expenses. Immediately prior to the closing of the IPO, all outstanding shares of convertible preferred stock and $40,000 in aggregate principal amount of convertible notes converted into 15,176,862 shares of common stock. In connection with the closing of the IPO, on August 1, 2025, the Company amended and restated its certificate of incorporation to authorize the issuance of up to 730,000,000 shares of common stock, par value $0.001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share.

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

Shoulder Innovations, Inc.
Notes to the Unaudited Condensed Financial Statements
(in thousands, except share, per share data and percentages)
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses requires additional, disaggregated disclosure around certain income statement expense line items. This ASU mandates that entities, at each interim and annual period, disclose the amounts of (a) inventory purchases, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depletion, depreciation, and amortization for oil and gas activities included within each relevant expense caption presented on the income statement within continuing operations. Entities are also required to (1) combine certain disclosures already mandated under GAAP with these new requirements, (2) provide qualitative descriptions of expenses that are not disaggregated quantitatively, and (3) disclose total selling expenses and, annually, the definition of selling expenses. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its financial statements and related disclosures.
2. Fair Value Measurements
The fair value of marketable securities as of September 30, 2025 and December 31, 2024 are summarized below:

	September 30, 2025
	Level 1	Level 2	Level 3
Assets:
Cash Equivalents
Money market funds	$25,754	$—	$—
Short-term marketable securities at fair value
U.S. treasury and government agencies	65,326	—	—
Corporate and international bonds	—	17,028	—
Total assets	$91,080	$17,028	$—

	December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Cash Equivalents
Money market funds	$85	$—	$—
Short-term marketable securities at fair value
U.S. treasury and government agencies	6,053	—	—
Corporate and international bonds	—	2,868	—
Total assets	$6,138	$2,868	$—

Liabilities:
Preferred stock warrant liability			$970
Total liabilities			$970
Liabilities related to preferred stock warrants and the Series E purchase option are remeasured at fair value on a recurring basis using the Black-Scholes option pricing model. The following table presents the change in fair value of the preferred stock warrants and the Series E purchase option which are classified in Level 3 of the fair value hierarchy for the nine months ended September 30, 2025:

Shoulder Innovations, Inc.
Notes to the Unaudited Condensed Financial Statements
(in thousands, except share, per share data and percentages)

	September 30, 2025
	Preferred stock warrant liability	Series E purchase option
Balance January 1, 2025	$970	$—
Additions	—	218
Change in fair value	256	11,719
Exercises	(589)	(11,937)
Conversion to equity upon IPO	$(637)	$—
Balance September 30, 2025	$—	$—
The following table presents the change in fair value of the preferred stock warrants which are classified in Level 3 of the fair value hierarchy for the nine months ended September 30, 2024:

September 30, 2024
Preferred stock warrant liability
Balance January 1, 2024	$851
Change in fair value	75
Balance September 30, 2024	$926
The preferred stock warrants were valued under the option pricing model, which considers the estimated volatility of the Company’s equity at the date of measurement based on selected metrics of applicable volatility calculations from guideline public companies. The remeasurement of the convertible preferred stock warrant liability resulted in $256 and $75 recognized as other expense (income), net for the nine months ended September 30, 2025 and September 30, 2024, respectively.
The Series E purchase option was valued under the option pricing model, which considers the estimated volatility of the Company’s equity at the date of measurement based on selected metrics of applicable volatility calculations from guideline public companies. The remeasurement of the Series E purchase option resulted in $11,719 recognized as an increase in fair value of Series E purchase option for the nine months ended September 30, 2025.
The convertible notes were valued using the fair value election per ASC 825 Financial Instruments. The convertible notes were valued using the expected stock price upon IPO and the probability of the IPO occurring. The Company weighted an IPO scenario at 97% and a liquidation event at 3% and an expected stock price within the floor and cap described in Note 9. The initial fair value measurement at issuance of the convertible notes was $49,815 and resulted in $9,952 recognized as a day one loss which is included in change in fair value of convertible notes, net for the three and nine months ended September 30, 2025 in the Company’s Condensed Statements of Operations and Comprehensive Loss. At completion of the Company’s IPO the convertible notes and accrued interest converted into 2,810,428 shares of common stock. The Company recognized a $7,739 gain upon settlement of the convertible notes which is recognized in change in fair value of convertible notes, net for the three and nine months ended September 30, 2025 in the Company’s Condensed Statements of Operations and Comprehensive Loss.
3. Accrued Liabilities
Accrued liabilities consist of the following:

Shoulder Innovations, Inc.
Notes to the Unaudited Condensed Financial Statements
(in thousands, except share, per share data and percentages)

	September 30, 2025	December 31, 2024
Commissions payable	$1,327	$836
Accrued legal fees	611	247
Accrued payroll	2,222	738
Accrued royalties	876	612
Other	1,036	307
Accrued liabilities	$6,072	$2,740
4. Related Party Transactions
On October 22, 2020, the Company entered into a software license agreement with Genesis Software which was amended and restated on June 10, 2025. Robert Ball, the Company’s Chief Executive Officer and Executive Chairman, is a co-founder and director of Genesis Software. Mr. Ball and Matthew Ahearn, the Company’s Chief Operating Officer and a director, are directors of Genesis Investment Holdings, LLC, which has an ownership interest in Genesis Software. In addition, cultivate(MD) Capital Accelerator Fund L.P. and Genesis Investment Holdings, LLC, each beneficial owners of more than 5% of our capital stock, are investors in Genesis Software. The software licensing agreement has a 5-year term. The agreement required an upfront payment of $1,000, an incremental $500 payment when Food and Drug Administration (“FDA”) clearance was obtained, and quarterly payments of royalties equal to 4% of the net sales price of each licensed product sold, until such time we have paid Genesis Software an aggregate of $7,000 under the software license agreement. For the three and nine months ended September 30, 2025, the Company paid Genesis Software $433 and $1,174, respectively, pursuant to the license agreement. For the three and nine months ended September 30, 2024, the Company paid Genesis Software $325 and $877, respectively, pursuant to the license agreement.
For the three and nine months ended September 30, 2025, the Company paid $302 and $1,326, respectively, for software development to Genesis Software. For the three and nine months ended September 30, 2024, the Company paid $506 and $1,649, respectively, for software development to Genesis Software. Amounts payable of $445 and $276 are included in accounts payable on the Condensed Balance Sheets at September 30, 2025 and December 31, 2024, respectively.
The Company has entered into a consulting agreement with Genesis Innovation Group, an entity under common ownership. The consulting agreement is currently on a year-to-year basis. The agreement requires compensation for services performed. If services performed are on an hourly basis, the Company shall be responsible to pay for hours actually worked by the consultant’s employees. The Company will reimburse the consultant for all reasonable expenses incurred in connection with performing services for the Company. For the three and nine months ended September 30, 2025, the Company paid Genesis Innovation Group $1,093 and $3,388, respectively. For the three and nine months ended September 30, 2024, the Company paid Genesis Innovation Group $1,136 and $2,983, respectively. Amounts payable of $588 and $537 are included in accounts payable on the Condensed Balance Sheets at September 30, 2025 and December 31, 2024, respectively.
During the first quarter of 2024, Robert Ball, the Company’s Chief Executive Officer and Executive Chairman, was an investor in Revelation Medical Devices (“RMD”), which manufactures surgical instruments used during procedures involving our systems. After the first quarter of 2024, Mr. Ball is no longer an investor in RMD. For the nine months ended September 30, 2024, the Company paid RMD $859.
5. Convertible Preferred Stock
On March 6, 2025, the Company entered into a Series E Preferred Stock Purchase Agreement pursuant to the Series E Preferred Stock Financing, whereby it received a total commitment amount of $40,130 for the issuance and sale of 58,774,332 shares of Series E Preferred Stock pursuant to two separate closing tranches, the first of which closed on March 6, 2025 whereby the Company issued 29,455,169 shares of Series E preferred stock resulting in total gross proceeds to the Company of $20,111. The second tranche could have occurred any time prior to September 15, 2025, for the issuance and sale of 29,319,143 shares of Series E Preferred Stock for an aggregate purchase price of $20,019. The Company determined that the second tranche constitutes a free standing financial instrument and allocated $218 of the Series E proceeds to the purchase option.

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
On March 4, 2025, Genesis Investment Holdings, LLC exercised 988,999 series Seed warrants resulting in proceeds of $83.
For the three and nine months ended September 30, 2025, 250,000 and 1,000,000 Series B warrants were exercised, respectively, resulting in proceeds of $93 and $372, respectively.
Immediately prior to the closing of the Company’s IPO on August 1, 2025, all shares of the Company’s redeemable convertible preferred stock converted into shares of the Company’s common stock.
For all series of preferred stock, the initial conversion price equals their original issuance price per share, at December 31, 2024, adjusted for the Reverse Stock Split as described in Note 1.
A summary of preferred stock is as follows:

	Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	15,851,401	$1,337	22,399,370	$5,600	5,913,964	$2,200	50,116,284	$21,550	80,909,169	$43,788	—	$—	175,190,188	$74,475
Balance at September 30, 2024	15,851,401	$1,337	22,399,370	$5,600	5,913,964	$2,200	50,116,284	$21,550	80,909,169	$43,788	—	$—	175,190,188	$74,475

Balance at December 31, 2024	15,851,401	$1,337	22,399,370	$5,600	5,913,964	$2,200	50,116,284	$21,550	80,909,169	$43,788	—	$—	175,190,188	$74,475
Exercise of preferred stock warrants	988,999	83	—	—	1,000,000	372	—	—	—	—	—	—	1,988,999	455
Issuance of Series E	—	—	—	—	—	—	—	—	—	—	58,774,312	40,130	58,774,312	40,130
Conversion of redeemable convertible preferred stock to common stock upon IPO	(16,840,400)	(1,420)	(22,399,370)	(5,600)	(6,913,964)	(2,572)	(50,116,284)	(21,550)	(80,909,169)	(43,788)	(58,774,312)	(40,130)	(235,953,499)	(115,060)
Balance at September 30, 2025	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
Issued and Outstanding Preferred Shares
As of December 31 2024, the total authorized, issued, and outstanding shares of Preferred Stock were as follows (in thousands, except par value, share and per share amounts):

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
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted loss per share (“LPS”) calculations for the three and nine months ended September 30, 2025 and 2024 (in thousands, except par value, share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net loss	$(8,729)	$(4,055)	$(32,587)	$(11,827)
Basic and diluted weighted average shares outstanding	13,604,556	59,372	4,652,825	58,031
Net loss attributable to common shareholders, basic and diluted	$(0.64)	$(68.31)	$(7.00)	$(203.81)
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	September 30, 2025	September 30, 2024
Series Seed	—	830,786
Series A	—	1,173,971
Series B	—	309,956
Series C	—	2,626,639
Series D	—	4,240,522
Common Options	1,457,687	1,300,763
Common Warrants	104,984	17,827
Series Seed Warrants	—	51,834
Series B Warrants	—	52,410
Series D Warrants	—	130,736
Total	1,562,671	10,735,444
7. Segment Information
The Company reports segment information based on how the Company’s chief operating decision maker (“CODM”), who is the Chief Executive Officer, regularly reviews operating results, allocates resources and makes decisions regarding business operations. The Company’s business structure is comprised of one operating and reportable segment. The CODM uses segment gross margin and net loss for determining the allocation of resources, including employees, financial, or capital resources, to the segment to achieve the Company's strategic plan and to assess the performance of the segment by monitoring actual results against performance targets established in the Company's annual budget and forecasting process.
All revenue for the three and nine months ended September 30, 2025 and 2024 was generated from customers located in the United States. No customers represent 10% or more of the Company’s net revenue for the three and nine months ended September 30, 2025 and 2024. The measure of segment assets is reported on the Condensed Balance Sheets as total assets.
The table below is a summary of the segment net loss, including significant segment expenses (in thousands):

Shoulder Innovations, Inc.
Notes to the Unaudited Condensed Financial Statements
(in thousands, except share, per share data and percentages)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total Revenue	$11,756	$7,454	$32,901	$22,898
Cost of goods Sold	2,795	1,753	7,756	5,325
Gross margin	8,961	5,701	25,145	17,573
Operating expenses:
General and administrative	7,703	4,143	18,736	11,581
Sales and marketing	6,248	3,912	16,430	11,526
Medical education	1,126	437	3,262	2,261
Research and development	1,525	1,090	4,514	3,322
Interest/other expense	1,088	174	14,790	710
Segment net loss and total net loss	$(8,729)	$(4,055)	$(32,587)	$(11,827)
Depreciation expense for the three and nine months ended September 30, 2025 totaled $768 and $2,003, respectively. Depreciation expense of $744 and $1,942 for instruments is in sales and marketing and $24 and $61 for computer equipment, furniture and fixtures, and leasehold improvements are included in general, and administrative expenses in the statements of operations and comprehensive loss for the three and nine months ended September 30, 2025, respectively. Depreciation expense for the three and nine months ended September 30, 2024 totaled $489 and $1,352, respectively. Depreciation expense of $469 and $1,316 for instruments is in sales and marketing and $20 and $36 for computer equipment, furniture and fixtures, and leasehold improvements are included in general, and administrative expenses in the statements of operations and comprehensive loss for the three and nine months ended September 30, 2024, respectively.
Amortization expense related to the Company’s software license for the three and nine months ended September 30 2025, totaled $75 and $225. Amortization expense related to the Company’s software license for the three and nine months ended September 30, 2024 totaled $75 and $225. Amortization expense is included in general and administrative expense.
8. Commitments and Contingencies
Litigation
From time to time, the Company may be a party to legal proceedings that arise in the ordinary course of business, some of which may be covered by insurance. The Company establishes an accrual for legal proceedings if and when those matters reach a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. The Company monitors those matters for developments that would affect the likelihood of a loss and the accrued amount, if any, thereof, and adjust the amount as appropriate. If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but it will continue to monitor the matter for developments that could make the loss contingency both probable and reasonably estimable. If there is at least a reasonable possibility that a material loss will occur, the Company will provide disclosure regarding the contingency. Except as disclosed below, management believes that the Company does not have any pending legal proceedings that, separately or in the aggregate, would have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
On February 28, 2024, the Company filed a complaint against Catalyst Orthoscience Inc. (“Catalyst”) in United States District Court for the District of Delaware claiming patent infringement through Catalyst’s making, using, selling, offering for sale in the United States, and/or importing into the United States, reverse shoulder systems. In response to the Company’s lawsuit, on March 20, 2024, Catalyst filed a counterclaim in United States District Court for the District of Delaware claiming patent infringement by certain of the Company’s products. The Company is seeking an injunction, monetary damages, interest, fees and other costs. The Company believes that it has substantial and meritorious defenses to Catalyst’s claims and intends to vigorously defend its position, including through the trial and appellate stages if necessary. As the Company’s lawsuit and Catalyst’s counterclaim is ongoing, the Company is unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. Accordingly, the Company has not made an accrual for any possible loss. The outcome of any litigation, however, is inherently uncertain, and an adverse judgment or settlement in

Shoulder Innovations, Inc.
Notes to the Unaudited Condensed Financial Statements
(in thousands, except share, per share data and percentages)
the counterclaim proceeding, if any, could have a material and adverse effect the Company’s business, financial position, results of operations or cash flows.
9. Debt
On July 18, 2025, the Company issued $40,000 aggregate principal amount of convertible notes. The convertible notes were to mature on September 1, 2028 and accrue interest at a rate of 5.0% per annum through June 30, 2026, at which time the interest rate was to increase to 10.0% per annum. Upon the consummation of an initial public offering by the Company prior to the maturity date, the convertible notes automatically converted into a number of shares of common stock equal to the outstanding principal amount of the notes and any accrued interest divided by the applicable conversion price. The conversion price was the lower of (i) a 20.0% discount to the initial public offering price and (ii) $280,000 divided by the number of fully diluted shares of capital stock (on an as-converted basis) outstanding immediately prior to the initial public offering but excluding the convertible notes (the “IPO Capitalization”); provided that, in no event shall such conversion price be less than the quotient obtained by dividing $210,000 by the IPO Capitalization. Upon a liquidation event, the holders of the convertible notes received a cash payment equal to the sum of 1.3 times the outstanding principal amount of the convertible notes plus any accrued interest. The Company recognized a $9,952 loss related to the issuance of the convertible notes. Refer to Note 2, Fair Value Measurements, for discussion regarding the valuation of the convertible notes.
On August 1, 2025 the convertible notes and accrued interest converted into 2,810,428 shares of common stock. The Company recognized a $7,739 gain upon the conversion of the convertible notes.
On July 21, 2025, the Company amended the Trinity Loan Agreement to extend the commitment date of the second and third tranches as follows: (i) a $15,000 draw from before December 31, 2024 to before December 31, 2025 and to extend the commitment date of the tranche (ii) a $15,000 draw from before December 31, 2025 to before December 31, 2026. The interest rate on the instrument was amended from a floor of 11.5% to 11.0%, along with increasing the interest only period from an initial term of 48-months to 60-months. Additionally, warrants originally vesting upon the funding of the third tranche draw were cancelled and are no longer outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed financial statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and in our other reports filed with the Securities and Exchange Commission (the “SEC”), including our audited financial statements for the year ended December 31, 2024 and related notes as disclosed in our final prospectus dated July 30, 2025 in connection with our initial public offering (the “IPO”), which discusses our business and related risks in greater detail, as well as subsequent reports we may file with the SEC from time to time, for additional information. The section titled “Risk Factors” contained in Part II, Item 1A of this Quarterly Report on Form 10-Q, and similar discussions in our other SEC filings, also describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Quarterly Report on Form 10-Q and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.
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
We view ourselves as specialists serving specialists, having purposefully built our commercial organization around the unique needs of shoulder surgeons. Our commercial organization is comprised of three key components: (i) a dedicated commercial leadership team, (ii) a Customer Experience and Medical Education (“CEME”) team and (iii) a network of independent distributors. These key components work in tandem to form a commercial flywheel that is designed to build and reinforce relationships with surgeons and other stakeholders in the shoulder surgical care market, accelerate adoption, and enhance long-term retention. Our commercial organization is strategically focused on surgeons in hospital and ASC settings, with a particular focus on the high-volume surgeons who perform the vast majority of shoulder arthroplasty procedures each year.
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

	Three Months Ended
	Mar. 31, 2023	June 30, 2023	Sept. 30, 2023	Dec. 31, 2023	Mar. 31, 2024	June 30, 2024	Sept. 30, 2024	Dec. 31, 2024	Mar. 31, 2025	June 30, 2025	Sept. 30, 2025
Implant systems sold	559	564	618	943	971	1,121	1,037	1,220	1,443	1,503	1,584

While we believe that the number of implant systems sold is a useful indicator and is helpful in tracking the progress of our current business, we anticipate this metric may be substituted for additional or different metrics as our business continues to grow and scale.
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
•Reimbursement and coverage. Healthcare providers generally rely on third-party payors, including federal Medicare, state Medicaid and private health insurance plans, to cover and reimburse all or part of the cost of our implant systems. As a result, demand for our implant systems depends in large part on the availability of reimbursement from such payors and the rates that such payors reimburse for procedures using our implant systems, which can vary due to geographic location, nature of facility in which the procedure is performed and other factors. While we benefit from established reimbursement practice and codes applicable to partial and total shoulder arthroplasty, we also work with payors to ensure positive coverage decisions and payment rates in outpatient settings. Effective as of January 1, 2024, Centers for Medicare and Medicaid Services (“CMS”) added total shoulder arthroplasty to the ASC covered procedures list, which allows procedures that use our implant systems to be performed at ASCs and be reimbursed by Medicare. We believe this decision helped to improve demand from ASCs and supported improved payment rates in outpatient settings for the year ended December 31, 2024, which had a positive impact on net revenue during the period. We expect this trend to continue and further support our growth in outpatient settings, such as ASCs.
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
Non-GAAP Financial Measures
In addition to our results and measures of performance determined in accordance with U.S. GAAP, we believe that non-GAAP financial measures can be useful in evaluating and comparing our financial and operational performance over multiple periods, identifying trends affecting our business, formulating business plans and making strategic decisions. We use and present Adjusted EBITDA for these purposes. We define Adjusted EBITDA as net loss before interest expense, net, income tax expense, depreciation and amortization, and stock-based compensation expense. Adjusted EBITDA margin is calculated as Adjusted EBITDA as a percentage of net revenue.
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
The following table presents a reconciliation of Adjusted EBITDA to the most comparable GAAP financial measure, net loss, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(unaudited)
	(in thousands)
Net loss	$(8,729)	$(4,055)	$(32,587)	$(11,827)
Interest expense, net	78	316	661	925
Income tax expense	—	—	—	—
Depreciation and amortization expense	843	564	2,228	1,577
Stock-based compensation expense	298	237	615	575
Adjusted EBITDA	$(7,510)	$(2,938)	$(29,083)	$(8,750)

Components of Our Results of Operations
Net Revenue
We currently derive our net revenue from the sale of our Anatomic Total Shoulder Arthroplasty (“aTSA”) and Reverse Total Shoulder Arthroplasty (“rTSA”) implant systems, which generally consist of our InSet Glenoid and humeral stem products. We sell our implants to hospitals, outpatient centers and ASCs in the United States through a dedicated commercial leadership team and a network of external independent distributors. Net revenue is recognized when the performance obligation to deliver these implant systems to our customers is satisfied and we transfer control of the implants to our customers, which is generally when we have received a purchase order and appropriate notification that the procedure has been used or implanted. Revenue is recognized in the amount of the consideration received net of any sales taxes that we expect to collect from customers. We also record shipping and handling costs as revenue. Our average sales price for our implant systems was $7,465 and $7,160 for the three months ended September 30, 2025 and 2024, respectively. Our average sales price for our implant systems was $7,278 and $7,248 for the nine months ended September 30, 2025 and 2024, respectively. No single customer accounted for more than 10% of our net revenue during the three months ended September 30, 2025 and 2024. No single customer accounted for more than 10% of our net revenue during the nine months ended September 30, 2025 and 2024. We expect our net revenue to increase for the foreseeable future as we expand our commercial organization, add new customers, expand our sales territories, introduce new products, as existing customers perform more procedures using our systems and as we generally expand awareness of our systems with new and existing customers. While industry trends have resulted in increased downward pricing pressure on medical services and products, we have not experienced a material impact on our net revenue to date; however, we cannot assure you that our net revenue will not be impacted in the future by these industry trends. Our net revenue may fluctuate from quarter to quarter due to a variety of factors, such as the size and success of our dedicated commercial leadership team, the number of hospitals and physicians who are aware of and use our systems and seasonality.

Cost of Goods Sold, Gross Profit and Gross Margin
Cost of Goods Sold
Cost of goods sold consists primarily of the cost of components, packaging and sterilization, and obsolete inventory adjustments. Our systems are manufactured to our specifications primarily by third-party suppliers in the United States and are generally ordered on a purchase order basis. Cost of goods sold is recognized at the time the related revenue is recognized. Prior to use in surgery, the cost of our products is recorded as inventories, net of obsolescence reserve on our Condensed Balance Sheets. Cost of goods sold does not include depreciation expense for instruments, which is included in selling, general and administrative expenses. Depreciation expense for instruments was $768 thousand and $489 thousand for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense for instruments was $2,003 thousand and $1,352 thousand for the nine months ended September 30, 2025 and 2024, respectively. See Note 7 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information. We expect cost of goods sold to increase as our net revenue increases and more of our implant systems are sold.
Gross Profit and Gross Margin
Gross profit is calculated as net revenue less cost of goods sold. We calculate gross margin as gross profit divided by net revenue. Our gross margin has been and will continue to be affected by a variety of factors, including average selling prices, sales mix for our implant systems, costs associated with third-party manufacturing, seasonality of our business and costs of other services. We expect our gross margin to remain consistent for the foreseeable future as our net revenue grows and our related costs of goods sold increases.
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
Research and Development Expenses
Research and development expenses consist of costs incurred in performing or for the outsourcing of various research and development activities, including consulting fees and other expenses paid related to such activities, costs associated with our registry, any future clinical trial costs and costs related to prototypes and related supplies related to our research and development efforts. We maintain a procedurally focused approach to product development and have projects underway to add new systems and implants across multiple shoulder indications and to add additional functionality or versatility to our existing systems. We expect our research and development expenses to increase as we pursue development of new products and product enhancements.
Other Expense
Our other expense consists of (i) interest expense, net, (ii) change in fair value of Series E purchase option, (iii) change in fair value of convertible notes, net, and (iv) other expense (income), net.
Interest Expense, Net
Interest expense, net consists of interest expense related to our term loan facility (the “Trinity Loan Agreement”) with Trinity Capital Inc. (“Trinity Capital”), interest expense related to our convertible notes, and non-cash interest related to the amortization of debt discount, issuance costs and deferred interest associated with our indebtedness, as well as interest income earned on our cash, cash equivalents and marketable securities.
Other Expense (Income), Net
Other expense (income), net consists primarily of adjustment in the fair market value of marketable securities and change in fair value of warrant liabilities.
Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities consists of gains and losses resulting from the remeasurement of the fair value of our warrant liabilities at each balance sheet date. During the third quarter of 2025 and upon completion of the Company’s IPO a final remeasurement of the fair value of the warrant liability was made and the warrants were reclassified to equity within the additional paid-in capital line item.
Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
The following table sets forth the components of our statements of operations for the periods presented below:

	Three Months Ended September 30,		Change
	2025	2024	$	%

	(unaudited)
	($ in thousands)
Net revenue	$11,756	$7,454	$4,302	57.7%
Cost of goods sold	2,795	1,753	1,042	59.4%
Gross profit	8,961	5,701	3,260	57.2%
Operating expenses:
Selling, general and administrative expenses(1)	15,077	8,492	6,585	77.5%
Research and development expenses	1,525	1,090	435	39.9%
Total operating expenses	16,602	9,582	7,020	73.3%
Operating loss	(7,641)	(3,881)	(3,760)	(96.9)%
Other expense
Interest expense, net	78	316	(238)	(75.3)%
Change in fair value of convertible notes, net	2,217	—	2,217	*
Other income, net	(1,207)	(142)	(1,065)	(750.0)%
Total other expense	1,088	174	914	525.3%
Loss before income tax expense	(8,729)	(4,055)	(4,674)	(115.3)%
Income tax expense	—	—	—	—
Net loss	$(8,729)	$(4,055)	$(4,674)	(115.3)%
_______________
(1)Includes stock-based compensation expense of $298 thousand and $237 thousand for the three months ended September 30, 2025 and 2024, respectively.
*Not meaningful
Net Revenue. Net revenue increased $4,302 thousand, or 57.7%, to $11,756 thousand for the three months ended September 30, 2025, compared to $7,454 thousand for the three months ended September 30, 2024. The increase in net revenue was due to an increase in the number of implant systems sold, as well as an increase in the number of customers.
Cost of Goods Sold and Gross Margin. Cost of goods sold increased $1,042 thousand, or 59.4%, to $2,795 thousand for the three months ended September 30, 2025, compared to $1,753 thousand for the three months ended September 30, 2024. This increase in cost of goods sold was primarily due to the increase in the number of our systems sold. Gross margin for the three months ended September 30, 2025 decreased to 76.2%, compared to 76.5% for the three months ended September 30, 2024. The decrease in gross margin was primarily due to increased utilization of disposable instruments and an increase to the inventory obsolescence reserve.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6,585 thousand, or 77.5%, to $15,077 thousand for the three months ended September 30, 2025, compared to $8,492 thousand for the three months ended September 30, 2024. This increase in selling, general and administrative expenses was primarily due to a $1,948 thousand increase in personnel-related expenses as a result of increased headcount of our commercial organization, a $1,369 thousand increase in general corporate costs such as information technology, business development and insurance costs, a $1,421 thousand increase in commissions and sales related costs due to higher sales of our systems, a $1,139 thousand increase in legal costs related to litigation, a $430 thousand increase in legal, accounting, and professional service fees related to our transition to a public company, and a $278 thousand increase in depreciation of surgical instruments.
Research and Development Expenses. Research and development expenses increased $435 thousand, or 39.9%, to $1,525 thousand for the three months ended September 30, 2025, compared to $1,090 thousand for three months ended September 30, 2024. The increase in research and development expenses was due to our investment in new product development efforts, including an increase in external consulting fees of $276 thousand related to such efforts.
Interest Expense, Net. Interest expense, net decreased $238 thousand, or 75.3%, to $78 thousand for the three months ended September 30, 2025, compared to $316 thousand for the three months ended September 30, 2024. This decrease in interest expense, net was due to higher interest earned on marketable securities.

Change in fair value of convertible notes, net. Change in fair value of convertible notes, net was $2,217 thousand for the three months ended September 30, 2025, compared to $0 for the three months ended September 30, 2024. The convertible notes were entered into during the third quarter of 2025 and converted into shares of the Company’s common stock upon completion of the Company’s IPO and the increase resulted from recognition of the fair value change between issuance and the completion of the IPO. There were no convertible notes in 2024.
Other Income, Net. Other income, net increased by $1,065 thousand to $1,207 thousand for the three months ended September 30, 2025, compared to other income, net of $142 thousand for the three months ended September 30, 2024. This increase in other income, net was due primarily to an increase of $1,184 thousand in expense related to changes in the fair value of our preferred stock warrant liability.
Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table sets forth the components of our statements of operations for the periods presented below:

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	(unaudited)
	($ in thousands)
Net revenue	$32,901	$22,898	$10,003	43.7%
Cost of goods sold	7,756	5,325	2,431	45.7%
Gross profit	25,145	17,573	7,572	43.1%
Operating expenses:
Selling, general and administrative expenses(1)	38,428	25,368	13,060	51.5%
Research and development expenses	4,514	3,322	1,192	35.9%
Total operating expenses	42,942	28,690	14,252	49.7%
Operating loss	(17,797)	(11,117)	(6,680)	(60.1)%
Other expense
Interest expense, net	661	925	(264)	(28.5)%
Change in fair value of convertible notes, net	2,217	—	2,217	*
Change in fair value of Series E purchase option	11,719	—	11,719	*
Other expense (income), net	193	(215)	408	189.8%
Total other expense	14,790	710	14,080	*
Loss before income tax expense	(32,587)	(11,827)	(20,760)	(175.5)%
Income tax expense	—	—	—	*
Net loss	$(32,587)	$(11,827)	$(20,760)	(175.5)%
_______________
(1)Includes stock-based compensation expense of $615 thousand and $575 thousand for the nine months ended September 30, 2025 and 2024, respectively.
*Not meaningful
Net Revenue. Net revenue increased $10,003 thousand, or 43.7%, to $32,901 thousand for the nine months ended September 30, 2025, compared to $22,898 thousand for the nine months ended September 30, 2024. The increase in net revenue was due to an increase in the number of implant systems sold, as well as an increase in the number of customers.
Cost of Goods Sold and Gross Margin. Cost of goods sold increased $2,431 thousand, or 45.7%, to $7,756 thousand for the nine months ended September 30, 2025, compared to $5,325 thousand for the nine months ended September 30, 2024. This increase in cost of goods sold was primarily due to the increase in the number of our systems sold. Gross margin for the nine months ended September 30, 2025 decreased to 76.4%, compared to 76.7% for the nine months ended September 30, 2024. The decrease in gross margin was primarily due to increased utilization of disposable instruments.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $13,060 thousand, or 51.5%, to $38,428 thousand for the nine months ended September 30, 2025, compared to $25,368 thousand for the nine months ended September 30, 2024. This increase in selling, general and administrative expenses was primarily due to a $3,898 thousand increase in personnel-related expenses as a result of increased headcount of our commercial organization, a $3,314 thousand increase in commissions and sales related costs due to higher sales of our systems, a

$2,894 thousand increase in legal costs related to litigation, a $1,448 thousand increase in general corporate costs such as information technology, business development and insurance costs, a $855 thousand increase in legal, accounting, and professional service fees related to our transition to a public company and a $651 thousand increase in depreciation of surgical instruments.
Research and Development Expenses. Research and development expenses increased $1,192 thousand, or 35.9%, to $4,514 thousand for the nine months ended September 30, 2025, compared to $3,322 thousand for the nine months ended September 30, 2024. The increase in research and development expenses was due to our investment in new product development efforts, including an increase in external consulting fees of $717 thousand related to such efforts.
Interest Expense, Net. Interest expense, net decreased $264 thousand, or 28.5%, to $661 thousand for the nine months ended September 30, 2025, compared to $925 thousand for the nine months ended September 30, 2024. This decrease in interest expense, net was due to higher interest earned on marketable securities.
Change in fair value of convertible notes. Change in fair value of convertible notes was $2,217 thousand for the nine months ended September 30, 2025, compared to $0 for the nine months ended September 30, 2024. The convertible notes were entered into during the third quarter of 2025 and converted into shares of the Company’s common stock upon completion of the Company’s IPO and the increase resulted from recognition of the fair value change between issuance and the completion of the IPO. There were no convertible notes in 2024.
Change in fair value of Series E purchase option. Change in fair value of Series E purchase option was $11,719 thousand for the nine months ended September 30, 2025, compared to $0 for the nine months ended September 30, 2024. The Series E purchase option was issued in connection with the Company’s Series E preferred stock financing entered into during the first quarter of 2025 and the increase resulted from recognition of the fair value change between issuance and the exercise of the Series E preferred stock purchase option in June 2025. There was no purchase option in 2024.
Other Expense (income), Net. Other expense, net increased by $408 thousand to $193 thousand for the nine months ended September 30, 2025, compared to other income, net of $215 thousand for the nine months ended September 30, 2024. This increase in other expense, net was due to a decrease of $227 thousand in gain on investment and an increase of $181 thousand in expense related to changes in the fair value of our preferred stock warrant liability.
Liquidity and Capital Resources
To date, our primary sources of capital have been from net revenue received from the sale of our implant systems, the sale of common stock in our IPO, proceeds from private placements of our convertible preferred stock and debt financing arrangements. On August 1, 2025, we completed our IPO, selling 5,000,000 shares of our common stock at $15.00 per share. Upon completion of our IPO, we received net proceeds of approximately $64,212 thousand, after deducting underwriting discounts and commissions and offering expenses. Since inception, we have raised a total of $114,600 thousand in net proceeds from private placements of our convertible preferred stock. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $137,288 thousand and $15,000 thousand of principal outstanding under our Trinity Loan Agreement.
We have generated losses from our operations since our inception as reflected in our accumulated deficit of $89,628 thousand as of September 30, 2025. Our losses primarily resulted from the costs incurred in the development, sales, and marketing of our systems and providing support for our operations. We expect to continue to incur losses for the foreseeable future and to expend significant amounts of cash for the foreseeable future as we continue to scale our business, increase selling, general and administrative expenses to support the expansion of our commercial organization and efforts, increase general and administrative expenses to support being a publicly-traded company and invest in research and development activities.
Indebtedness
On August 7, 2023, we entered into the Trinity Loan Agreement, as amended on July 21, 2025, with Trinity Capital, as administrative agent and collateral agent (in such capacities, the “Agent”) and as a lender, and the other lenders from time to time party thereto, providing for term loans of up to an aggregate principal amount of $45,000 thousand, available in three tranches: (i) a $15,000 thousand tranche that was fully funded on the August 7, 2023, (ii) a $15,000 thousand tranche that expires on December 31, 2025 and (iii) a $15,000 thousand tranche available through December 31, 2026. The availability of the second tranche is subject to, among other things, our achievement of at least $30,000 thousand of annualized trailing 6-month revenue by December 31, 2025. The availability of the third tranche is subject to, among other things, our achievement of at least $45,000 thousand of annualized tailing six-month revenue by December 31, 2026. In connection with the Trinity Loan Agreement, as amended on July 21, 2025, we issued a warrant to purchase 87,157 shares of our Series D convertible preferred stock to Trinity Capital. Upon completion of the Company’s IPO the warrants converted to warrants to purchase shares of the Company’s common stock. The warrant has an exercise price of $10.33 per share and expires ten years from the date of its issuance. As of September 30, 2025, the aggregate outstanding principal balance under the Trinity Loan Agreement was $15,000 thousand.
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
As of September 30, 2025, we were in compliance with all covenants contained in the Trinity Loan Agreement.
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
Cash Flows
The following table shows a summary of our cash flows for each of the periods presented:

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	(unaudited)
	($ in thousands)
Net cash (used in) provided by:
Operating activities	$(19,829)	$(10,871)	$(8,958)	(82.4)%
Investing activities	(78,315)	10,314	(88,629)	*
Financing activities	146,955	66	146,889	*
Net increase (decrease) in cash and cash equivalents	$48,811	$(491)	$49,302	*
_______________
*Not meaningful

Operating Activities
For the nine months ended September 30, 2025, net cash used in operating activities was $19,829 thousand, consisting primarily of a net loss of $32,587 thousand and net cash used by changes in our operating assets and liabilities of $4,230 thousand, partially offset by non-cash charges of $16,988 thousand. The non-cash charges primarily consisted of change in fair value of convertible notes, net of $2,216 thousand, changes in the fair value of our preferred stock warrant liability and Series E purchase option of $11,975 thousand, depreciation and amortization expense of $2,228 thousand and stock-based compensation expense of $615 thousand. Net cash used by changes in our operating assets and liabilities primarily consisted of an increase of $5,403 thousand to inventory, an increase of $2,060 thousand in trade accounts receivable and an increase of $1,279 thousand in prepaid expenses, partially offset by an increase of $2,723 thousand in other current liabilities and an increase of $1,789 thousand in accounts payable.
For the nine months ended September 30, 2024, net cash used in operating activities was $10,871 thousand, consisting primarily of a net loss of $11,827 thousand, partially offset by non-cash charges of $2,401 thousand and net cash provided by changes in our operating assets and liabilities of $1,445 thousand. The non-cash charges primarily consisted of depreciation and amortization expense of $1,577 thousand, stock-based compensation expense of $575 thousand and amortization of debt discounts of $207 thousand. Net cash used by changes in operating assets and liabilities primarily consisted of an increase of $2,398 thousand in inventory, partially offset by an increase of $944 thousand in accounts payable.
Investing Activities
For the nine months ended September 30, 2025, net cash used in investing activities was $78,315 thousand, consisting primarily of purchases of $95,582 thousand in marketable securities and $5,126 thousand in fixed assets purchases, partially offset by proceeds of $22,393 thousand from sales of our marketable securities.
For the nine months ended September 30, 2024, net cash provided by investing activities was $10,314 thousand, consisting primarily of the cash proceeds of $17,658 thousand from sales of our marketable securities, partially offset by purchases of $4,372 thousand in marketable securities and $2,972 thousand in fixed assets purchases.
Financing Activities
For the nine months ended September 30, 2025, net cash provided by financing activities was $146,955 thousand, consisting of proceeds of $66,441 thousand from the issuance of common stock, net of commissions and issuance costs from the Company’s IPO, proceeds of $39,863 thousand from the issuance convertible notes net of issuance costs, proceeds of $39,508 thousand from the issuance and sale of shares of our Series E convertible preferred stock, proceeds of $688 thousand from the exercise of common stock options and $455 thousand proceeds from the exercise of warrants for our Series Seed and Series B preferred stock.
For the nine months ended September 30, 2024, net cash provided by financings activities was $66 thousand, consisting of $66 thousand from proceeds from the exercise of common stock options.
Contractual Obligations and Commitments
Our contractual commitments will have an impact on our future liquidity. These commitments include future payments on our Trinity Loan Agreement, future payments on facility leases and certain royalty obligations. Where applicable, we calculate our obligation based on termination fees that can be paid to exit the contract.
Debt
The principal outstanding under our Trinity Loan Agreement was $15,000 thousand as of September 30, 2025, however, we are required to make monthly payments of interest only through September 2027. Following the interest-only period, we are required to make payments of interest and principal in monthly installments through maturity of the term loans on September 1, 2028.
Leases
We have entered into an operating lease for office space in Michigan. The lease has a five-year term, which commenced in July 2021 and is renewable for one additional five-year term upon expiration. We have entered into an operating lease for warehouse space in California. The lease has a three-year term, which commenced in March 2025 and is renewable for one additional one-year term upon expiration. As of September 30, 2025, the operating lease obligations under these operating leases were $133 thousand.

Royalties
On October 22, 2020, we entered into a software license agreement with Genesis Software Innovations, LLC (“Genesis Software”), which was amended and restated on June 10, 2025 and subsequently amended and restated on June 10, 2025 (as amended and restated, the “License Agreement”), pursuant to which we are required to pay Genesis Software certain payments, including royalty payments, until such time we have paid Genesis Software an aggregate of $7,000 thousand under the License Agreement. As of September 30, 2025, we have paid an aggregate of $5,221 thousand of the total $7,000 thousand, including royalties of $433 thousand and $325 thousand in the three months ended September 30, 2025 and 2024, respectively, and $1,174 thousand and $877 thousand in the nine months ended September 30, 2025 and 2024, respectively.
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
Recently Issued Accounting Pronouncements

See Note 1 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements.
Emerging growth company status

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we may take advantage of specified reduced disclosure and other reporting requirements that are otherwise applicable generally to public companies. In particular, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or companies, we may adopt the new or revised standard at the time private companies adopt the new or revised standard and may do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary risk associated with fluctuating interest rates is related to our debt. The term loans under the Trinity Loan Agreement bear interest at an annual rate equal to the greater of the prime rate plus 3.50% and 11.00%. Under the terms of the Trinity Loan Agreement, the prime rate is equal to the greater of 8.0% per year and the prime rate as reported in The Wall Street Journal. In addition, we hold cash and cash equivalents as well as marketable securities, all of which may generate interest income. The primary objectives of our investment activities are to preserve principal and provide liquidity. Since our results of operations are not dependent on investments, we believe the risk associated with fluctuating interest rates is limited. We do not believe that a hypothetical 10% increase or decrease in interest rates during any of the periods presented would have had a material effect on our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q. We do not currently use or plan to use financial derivatives in our investment portfolio and we do not currently engage in hedging transactions to manage our exposure to interest rate risk.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10‑Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may be party to legal proceedings that arise in the ordinary course of our business, some of which may be covered by insurance. Except for the description of legal proceedings disclosed in Note 8 to our unaudited condensed financial statements, which is incorporated herein by reference, management believes that we do not have any pending legal proceedings that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows. No material legal proceedings were terminated, settled or otherwise resolved during the nine months ended September 30, 2025.

Item 1A. Risk Factors
Our business involves a high degree of risk. You should carefully consider each of the following risk factors and all other information set forth in this Quarterly Report on Form 10-Q and our other filings with the SEC. The risks and uncertainties described below are not the only ones we face. If any of the following risks and uncertainties develop into actual events or circumstances, they could have a material adverse effect on our business, financial condition and results of operations. You should carefully read the following risk factors, together with our unaudited condensed financial statements and the related notes and all other information included in this Quarterly Report on Form 10-Q and our other filings with the SEC. In that event, the market price of our common stock could decline, and you could lose all your investments.
Risks Related to Our Financial Condition and Capital Requirements
We are an early-stage company with a history of significant net losses, we expect to incur operating losses in the future and we may not be able to achieve or sustain profitability.
We have incurred annual net losses since our inception, and we expect to incur additional substantial losses in the foreseeable future. For the nine months ended September 30, 2025 and 2024, we had a net loss of $32,587 thousand and $11,827 thousand, respectively. As of September 30, 2025, we had an accumulated deficit of $89,628 thousand. To date, we have financed our operations primarily through equity and debt financings and from sales of our shoulder replacement implants. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our implant systems, costs related to our sales and marketing efforts and general research and development expenses, including costs related to regulatory initiatives to obtain marketing approval. These investments may be more costly than we expect, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed or not enough to offset our higher operating expenses, such investments may not result in increased revenue or growth in our business, which will lead to increased net losses. In addition, as a public company we incur significant legal, accounting and other expenses that we did not incur as a private company. Accordingly, we expect to continue to incur operating losses for the foreseeable future. Our failure to achieve and sustain profitability in the future will make it more difficult to finance our business and accomplish our strategic objectives, which would have a material adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline. In addition, failure of our solutions to significantly penetrate the target markets would negatively affect our business, financial condition and results of operations.
If we fail to manage our growth effectively, our business could be materially and adversely affected.
We have experienced recent rapid growth and anticipate further growth in the future. This growth has placed significant demands on our management, financial, operational, technological and other resources, and we expect that our future growth will continue to place significant demands on our management and other resources and will require us to continue developing and improving our operational, financial and other internal controls. In particular, continued growth increases the challenges involved in a number of areas, including managing our supplier relationships and ensuring adequate inventory is available, recruiting and retaining sufficient skilled personnel for our dedicated commercial leadership team, contracting with independent distributors to market our implant systems, providing adequate training and supervision to maintain our high-quality standards and preserving our culture and values. We may not be able to address these challenges in a cost-effective manner, or at all. To achieve our revenue goals, we must also successfully increase our supply of implants and other products, components and instruments from third-party manufacturers to meet expected customer demand. In the future, we may experience difficulties with quality control, component supply and shortages of qualified personnel, among other problems. These problems could result in delays in product availability and increases in expenses. Any such delay or increased expense could adversely affect our business, financial condition and results of operations. In addition, rapid and significant growth will place a strain on our administrative and operational infrastructure. In order to manage our operations and growth, we will need to continue to improve our operational and management controls, hiring process, reporting and information technology systems and financial internal control procedures. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, which could have a material adverse effect on our business, financial condition and results of operations.
We have a significant amount of debt, which may affect our ability to operate our business and secure additional financing in the future.
As of September 30, 2025, we had an aggregate of approximately $15,000 thousand in principal outstanding under Trinity Loan Agreement. The Trinity Loan Agreement, which we entered into in August 2023, as amended by the First Amendment to the Loan and Security Agreement on April 23, 2024 and the Second Amendment to the Loan and Security Agreement on July 21, 2025, consists of term loans of up to $45,000 thousand and bears interest at an annual rate equal to the greater of the prime rate plus 3.50% and 11.00%. Under the Trinity Loan Agreement, the prime rate is equal to the greater of 8.0% per year and the prime rate as reported in The Wall Street Journal. We must make interest payments under the Trinity Loan Agreement, which has diverted and will continue to divert resources from other activities. For the nine months ended September 30, 2025, we incurred interest expense, net of $661 thousand, which included payments made under the Trinity Loan Agreement. Our obligations under the Trinity Loan Agreement are collateralized by substantially all of our assets, including intellectual property, and we are subject to customary affirmative and negative covenants limiting our ability to, among other things, relocate or dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, pay dividends, grant liens, store certain amounts of inventory or equipment with third parties and make investments, in each case subject to certain exceptions.
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
If we default under the Trinity Loan Agreement, Trinity Capital on behalf of the lenders will be able to declare all obligations immediately due and payable and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lenders’ rights to repayment would be senior to the rights of the holders of our common shares to receive any proceeds from the liquidation. The lenders could declare a default under the Trinity Loan Agreement upon the occurrence of specific events such as our failure to pay or our failure to comply with specified covenants, thereby requiring us to repay the loan immediately. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common shares to decline.
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
Our existing implant systems are, and any new products or procedures we develop and commercialize will be, subject to intense competition. There are a number of competing products that can be used in shoulder arthroplasty procedures. The industry in which we operate is competitive, subject to change and sensitive to the introduction of new products, procedures or other market activities of industry participants. Our ability to compete successfully will depend on our ability to continue to train surgeons on the use of our implant systems and other technologies for shoulder surgical care and gain their acceptance of our systems or ecosystem, develop additional products to improve shoulder surgical care and expand our offerings that reach the market in a timely manner, receive adequate coverage and reimbursement from third-party payors and provide systems, technologies and instrumentation that are easier to use, safer, less invasive and perceived to be more effective than the products of our competitors. In addition, our ability to increase our customer base and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing efforts. We plan to dedicate significant resources to our marketing and surgeon-to-surgeon collaboration programs, but if our marketing efforts and expenditures do not generate a corresponding increase in net revenue, it will negatively affect our business, financial condition and results of operations. In addition, we believe that developing and maintaining broad awareness of our systems in a cost-effective manner is critical to achieving broad acceptance and expanding our business in our target markets. Promotion activities may not generate sufficient or any awareness or increase net revenue, and even if they do, any increase in net revenue may not offset the costs and expenses we incur in building our brand and conducting such promotion activities. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the physician acceptance necessary to realize a sufficient return on our brand building efforts, or to achieve a level of brand awareness that supports broad adoption of our systems.
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
Our estimates of our addressable market are based on publicly-available information, a number of internal and third-party estimates and assumptions, including the prevalence of aTSA and rTSA procedures and management’s knowledge and experience in the shoulder surgical care market. For example, we believe that the aging of the general population and increasingly active lifestyles will continue and that these trends will increase the demand for effective devices and implant systems to be used in connection with shoulder arthroplasty procedures. Furthermore, we currently only operate in the United States, which is the largest market for shoulder arthroplasties, and any contraction in this market or incorrect assumptions about the current and future development of the market would have a material impact on our results of operations and financial condition. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and our estimates may not be correct. The projected growth of annual shoulder arthroplasty procedures, including in ASCs, and demand for our systems could materially differ from actual demand if our assumptions regarding these trends and acceptance of our systems by the medical community prove to be incorrect or do not materialize, or if non-surgical treatments or other surgical techniques gain more widespread acceptance as a viable alternative to our systems or products. In addition, even if the number of people who undergo shoulder arthroplasty procedures increases as we expect, technological or medical advances could provide alternatives to address shoulder conditions and reduce demand for shoulder arthroplasty procedures or for our particular systems. As a result, our estimates of the addressable market for our current or future products may prove to be incorrect. Even if the total addressable market for our current and future products is as large as we have estimated, we may not be able to penetrate this market to capture additional market share for the reasons discussed in this “Risk Factors” section. The estimated market opportunities included in this Quarterly Report on Form 10-Q represent the total overall revenue opportunity that we believe is available for our systems if 100% market share is achieved by us, and are not a representation that we will achieve any such market share. If the actual number of people who suffer from shoulder conditions who would benefit from shoulder arthroplasty procedures with our systems, the price at which we can sell our current and future products or the addressable market for our systems and future products is smaller than we estimate, or if the total addressable market is as large as we have estimated but we are unable to capture additional market share, it could have a material adverse effect on our business, financial condition and results of operations.
Our business is dependent upon the adoption of our implant systems by hospitals, ASCs, surgeons and patients.
Our future growth and profitability depend on our ability to increase physician awareness of our implant systems or ecosystem and on the willingness of surgeons and hospitals and ASCs to adopt our implant systems. Surgeons may not adopt our technologies unless they are able to determine, based on experience, clinical data, medical society and peer-surgeon recommendations and other analyses, that our implant systems provide a safe and effective treatment for shoulder care. Even if we can raise awareness among surgeons, such surgeons, hospitals and ASCs may be slow in changing their medical treatment practices and may be hesitant to select our systems for a variety of reasons, including:
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

•avoid infringing upon the intellectual property rights of third parties;
•demonstrate, if required, the safety and efficacy of new products;
•obtain the necessary regulatory clearances, approvals or certifications for new products or product modifications;
•be fully compliant with the Food and Drug Administration (“FDA”) regulations and, to the extent we expand internationally, be fully compliant with applicable foreign regulations related to marketing of new devices or modified products;
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
Further, our newer products, such as stemless products and I-95 stems, as well as ProVoyance, may not gain a substantial degree of market acceptance among surgeons, patients or healthcare providers. Our failure to gain widespread acceptance of our new products could negatively affect our business, financial condition and results of operations.
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
•Surgeons increasingly have moved from independent, outpatient practice settings toward employment by or affiliation with hospitals and other larger health care organizations, which aligns surgeons’ product choices with the institutional providers’ price sensitivities and adds to pricing pressures. Hospitals and health care facilities have introduced and may continue to introduce new pricing structures into their contracts to contain health care costs, including fixed price formulas and capitated and construct pricing. Such pricing structures may create incentive programs for surgeons that are less advantageous to our business model, including capitation models where surgeons are paid a fixed amount per patient, per period.

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
If rising prices or unavailability of raw materials continue to persist, our business and results of operations may be adversely affected.
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
In order for surgeons to use our systems at hospitals, ASCs and other health care facilities, we are often required to obtain approval from those hospitals, ASCs and health care facilities. Typically, hospitals, ASCs and health care facilities review the comparative effectiveness and cost of products used in the facility. The makeup and evaluation processes for health care facilities vary considerably, and it can be a lengthy, costly and time-consuming effort to obtain approval by the relevant health care facilities. Additionally, hospitals, ASCs and other health care facilities, which manage purchasing for multiple facilities, may also require us to enter into a purchase agreement and satisfy numerous elements of their administrative procurement process, which can also be a lengthy, costly and time-consuming effort. If we do not obtain access to hospitals, ASCs, GPOs and other health care facilities in a timely manner, or at all, via their approvals or purchase contract processes, or otherwise, or if we are unable to obtain approvals or secure contracts in a timely manner or on terms that are economically viable to our business, or at all, our operating costs will increase, our sales may decrease and our operating results may be adversely affected. Furthermore, we may expend significant efforts on these costly and time-consuming processes but may not be able to obtain necessary approvals or secure a purchase contract from such hospitals, ASCs or health care facilities.
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
We utilize qualified medical device contract manufacturers and suppliers, the majority of which are single sources, to produce, package and sterilize the majority of the elements comprising our systems. For us to be successful, our suppliers must be able to provide us with products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and quality, and on a timely basis. An interruption in our commercial operations could occur if we encounter delays or difficulties in securing these components, and if we cannot then obtain an acceptable substitute. Our significant single source suppliers include Avalign Technologies, Inc., which manufactures our humeral stems, Micropulse, Inc., which manufactures and supplies our InSet Glenoid products, Trifecta Medical Group, which manufactures our instrument cases and trays and Revelation Medical Devices, which manufactures the surgical instruments used during procedures involving our systems. While we estimate replacing these single source suppliers could take up to between six and twelve months, in some of these examples alternative second source suppliers may not be readily available. Furthermore, while we have two sterilization partners, we utilize a single supplier to sterilize all of our polyethylene implants. We also do not have long-term supply agreements, and we typically purchase our products on a purchase order basis, which means that aside from any binding purchase orders we have from time to time, our supplier could cease supplying to us or change the terms on which it is willing to continue supplying to us at any time. Although we have identified alternate third parties who could provide this manufacturing service and expect to reduce our reliance on single source manufacturers and third parties we use for sterilization in the foreseeable future, we cannot guarantee you that we would be able to contract with such alternate third parties within a reasonable amount of time or at all, or upon similar pricing and volume terms, nor can we be assured that any such third party would be capable of producing products in sufficient volume and quality. For example, a replacement supplier may discover challenges with our products or we may not perfectly specify our product designs for such new suppliers’ manufacturing systems, which may require us to refine our products and/or incur additional research and development expense, which could delay our sales and have an adverse effect on our financial condition and results of operations. Furthermore, if we are required to change the manufacturer of a critical component of any of our systems, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements, which could further impede the manufacture of our systems in a timely manner or at all. A change in manufacturer could trigger the requirement to submit and obtain a new 510(k) clearance from the FDA, or similar international regulatory authorization before we implement the change, which could cause substantial delays. Any event, including those listed above, other circumstances that result in a prolonged business disruption or shutdown to one or more of single source suppliers’ facilities, or the facilities of our other vendors and service providers, or a deterioration in our relationship with any of our single source suppliers, or any of our other vendors or service providers, in each case, could create conditions that prevent, or significantly and adversely affect, our sales, increase our expenses, create potential liabilities or damage our reputation, any of which could have an adverse effect on our business, financial condition and results of operations. Our marketing applications and other regulatory submissions may identify the facilities used by our third-party manufacturers for the manufacture of our systems, and these facilities are subject to inspections. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with current good manufacturing practice (“cGMP”) requirements for manufacture of our systems. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, we will not be able to secure and/or maintain marketing authorization or certification of our products manufactured in their manufacturing facilities.
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
We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our manufacturing partners for compliance with current cGMP regulations applicable to our systems. Third-party manufacturers may not be able, or may fail, to comply with cGMP regulations. If our third-party manufacturers cannot successfully manufacture products that conform to our specifications and the strict regulatory requirements of the FDA, they will not be able to secure and/or maintain registration for their manufacturing facilities. In addition, we do not have complete control over the ability of our third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. The failure of our manufacturing partners to maintain acceptable quality requirements could result in quality issues, including recalls. If one of our manufacturing partners fails to maintain acceptable quality requirements or perform as agreed, we may have to identify and qualify a new supplier or develop in-house manufacturing capabilities, which could require significant capital investments.
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
Any of these factors could cause delay or suspension of commercialization and marketing, regulatory submissions or required approvals, clearances or certifications, or cause us to incur higher costs. Furthermore, if our contract manufacturers fail to deliver the required commercial quantities of finished products on a timely basis and at commercially reasonable prices and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality, and on a timely basis, we would likely be unable to meet demand for our systems and we would lose potential revenue. Any difficulties in locating and hiring third-party manufacturers, or in the ability of third-party manufacturers to supply quantities of our products at the times and in the quantities we need, could have a material adverse effect on our business. It may take a significant amount of time and resources (including costs) to establish an alternative source of supply for our products and to have any such new source authorized by the FDA or other bodies. Given our reliance on certain single-source suppliers, we are especially susceptible to supply shortages because we do not have alternate suppliers currently available that we could contract with in a reasonable amount of time or at all, or upon similar pricing and volume terms, nor can we be assured that any such third party would be capable of producing in sufficient volume and of sufficient quality.
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
In order to market and sell effectively, we must maintain significant levels of inventory of systems and surgical instrumentation. As a result, a significant amount of our cash used in operations has been associated with maintaining these levels of inventory. To ensure adequate inventory supply, we must forecast inventory needs and manufacturing orders based on our estimates of future demand. Our ability to accurately forecast demand for our systems could be negatively affected by many factors, including our failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for our systems or for products of our competitors, our failure to accurately forecast customer acceptance of new products, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand. Furthermore, as we continue to grow and expand, we require increasing levels of inventory which may subject us to greater financial risk in the event of a recall where such inventory is no longer commercially viable. Conversely, if we underestimate customer demand for our systems, our manufacturers and suppliers may not be able to deliver systems to meet our requirements, which could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of raw materials or additional manufacturing capacity may not be available at our existing manufacturers and suppliers when required on terms that are acceptable to us, or at all, which will negatively affect our business, financial condition and results of operations.
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
We incorporate AI solutions into our platform, and these applications are increasingly important to our operations over time. AI presents risks such as inaccuracy, bias, toxicity, intellectual property infringement or misappropriation, data privacy and cybersecurity and data provenance. In addition, AI utilizes machine learning and predictive analytics, which in some cases present flawed, biased, and inaccurate results, and may have errors or inadequacies that are not easily detectable and may also be subject to data herding and interconnectedness (i.e., multiple market participants utilizing the same data), in each case adversely impacting our business. The regulatory framework for AI is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations could affect the operation of our AI. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact of future laws, regulations, standards, or market perception of their requirements on our business and our response. It is possible that new laws and regulations will be adopted in the United States and in other jurisdictions outside the United States, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI for our business, or require us to change the way we use AI in a manner that negatively affects the performance of our technologies, services, and business and the way in which we use AI. We may need to expend resources to adjust our technologies or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition, and results of operations.
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
Our systems are designed to satisfy long-term demands for patients and, given the length of time we have been commercially active, we do not have significant long-term use cases available. In the orthopedic industry, participants have been able to demonstrate favorable short-term outcomes that later went on to fail and not provide adequate long-term performance. Any such failure to demonstrate long-term satisfaction for our systems in the future could have adverse affect on our brand, demand for our systems and our results of operations and financial condition.
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
The loss of any member of our executive management team or our inability to attract and retain highly skilled members of our dedicated commercial leadership and marketing teams as well as certain third-party engineers could have a material adverse effect on our business, financial condition and results of operations.
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
The patent prosecution process is expensive and time-consuming, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patents or patent applications at a reasonable cost or in a timely manner, or in all jurisdictions. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek and obtain patent protection. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions, and under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. It is also possible that we will fail to identify patentable aspects of our developments before it is too late to obtain patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends in part on whether the differences between our inventions and the prior art allow our inventions to be patented over the prior art. Furthermore, the publication of discoveries in scientific literature often lags behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to file for patent protection of such inventions.
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
Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (“USPTO”) or patent offices in foreign jurisdictions, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, and allow third parties to commercialize our technology and compete directly with us, without payment to us.
The patent positions of companies may involve complex legal and factual questions that have been the subject of much litigation in recent years, and, therefore, the scope of any patent claims that we have or may obtain cannot be predicted with certainty. Accordingly, we cannot provide any assurances about which of our patent applications will issue, the breadth of any resulting patent, whether any of the issued patents will be found to be infringed, invalid, or unenforceable or will be threatened or challenged by third parties, or that any of our issued patents have, or that any of our currently pending or future patent applications that mature into issued patents will include, claims with a scope sufficient to protect our products, services, or technology. Our pending and future patent applications may not result in the issuance of patents or, if issued, may not issue in a form that will be advantageous to us. The coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. We cannot offer any assurances that the breadth of our issued patents will be sufficient to stop a competitor from developing, manufacturing, and commercializing one or more products, services, or technologies in a non-infringing manner that would be competitive with one or more of our products, services, or technologies, or otherwise provide us with any competitive advantage. Furthermore, any successful challenge to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for our commercial success. Further, there can be no assurance that we will have adequate resources to enforce our patents.
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
Some of our patents and patent applications may in the future be jointly owned with third parties. If we are unable to obtain an exclusive license to any such third-party joint owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such joint owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could harm our business, financial condition and results of operations.

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
We rely on certain licenses that give us rights to third-party intellectual property that is necessary or useful to our business, including pursuant to the License Agreement. Our rights to use such intellectual property rights in our business are or may in the future be subject to the continuation of and our compliance with the terms of the license agreements between us and each of our licensors. In addition, the agreements under which we in-license intellectual property or technology from third parties are or may in the future be complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have in-licensed, or in-license in the future, prevent, or impair our ability to maintain our licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. License agreements may impose various obligations on us, including the obligation to pay certain royalties. For example, we are required to pay certain royalties under our License Agreement with Genesis Software. One or more of our licensors may allege that we have breached our license agreement with them, and accordingly seek to terminate our license. As a result, we may not be able to market products that were covered by the license, which would result in the loss of significant rights, restrict our ability to commercialize certain of our products and could adversely affect our competitive business position and harm our business prospects. In addition, any claims brought against us by our licensors could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations.
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
If we are found to have infringed a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue selling, developing and marketing our products and techniques. However, we may not be able to obtain any required license on commercially reasonable terms or at all. The acquisition or licensing of third-party intellectual property rights is a competitive area, and our competitors may pursue strategies to acquire or license third-party intellectual property rights that we may consider attractive or necessary. If we are unable to successfully obtain rights to required third party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant products or redesign those products that contain the allegedly infringing intellectual property, which could harm our business, financial condition and results of operations. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of our common shares to decline. A legal proceeding, regardless of the outcome, could drain our financial resources and divert the time and effort of our management. Protracted litigation to defend or prosecute our intellectual property rights could result in our customers or potential customers deferring or limiting their purchase or use of the affected products until resolution of the litigation.
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
The Leahy-Smith Act also includes a number of significant changes that affect the way U.S. patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by the USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings.
Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Therefore, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In addition, future actions by the U.S. Congress, the federal courts and the USPTO could cause the laws and regulations governing patents to change in unpredictable ways. Any of the foregoing could harm our business, financial condition and results of operations.

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
We may in the future be subject to claims that we or our employees have misappropriated the intellectual property of a third party, including trade secrets or know-how, or are in breach of non-competition or non-solicitation agreements with our competitors and third parties may claim an ownership interest in intellectual property we regard as our own.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with our second annual report on Form 10-K, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to the rules and regulations of the SEC regarding compliance with Section 404 of the Sarbanes-Oxley Act. The process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation is time consuming, costly and complicated. While we have not identified material weaknesses in the past, we may identify material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations, or cash flows. Further, if we identify one or more material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we or, if required, our auditors, are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decline, and we could also become subject to investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which could require additional financial and management resources. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. If we or our third-party vendors were to experience a significant cybersecurity breach of our or their information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counterparties and data subjects could be material. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information. There can also be no assurance that our and our third-party service providers’, strategic partners’, contractors’, consultants’, Contract Research Organizations’ and collaborators’ cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and confidential information. For example, a third-party software provider which we have engaged as part of our advanced implant systems was recently inspected by the FDA, which identified a single observation regarding inadequate validation of the software to address active vulnerability threats. While such a finding may not be material, if not properly remediated, it could affect our brand, business, financial condition, results of operations and prospects.
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
The following sets forth information regarding unregistered securities sold from April 1, 2025 through September 30, 2025:
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
Use of Proceeds
On August 1, 2025, we completed our IPO in which we issued and sold 5,000,000 shares of common stock at a public offering price of $15.00 per share. Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and Piper Sandler & Co. acted as lead underwriters for the IPO. We raised net proceeds of $64,212 thousand after deducting underwriter discounts and commissions and fees and expenses payable by us. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
All shares issued and sold in the IPO were registered under the Securities Act pursuant to the Registration Statement on Form S-1 (File No. 333-288549), as amended, declared effective by the SEC on July 30, 2025 (the “Registration Statement”).
There has been no material change in the expected use of the net proceeds from our IPO as described in our Registration Statement. Certain of the net proceeds from our IPO have been invested primarily in savings and money market accounts.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
None.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
(a)Exhibits.
The following documents are filed as exhibits to this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Shoulder Innovations, Inc.	8-K	001-42771	3.1	8/4/2025
3.2	Amended and Restated Bylaws of Shoulder Innovations, Inc.	8-K	001-42771	3.2	8/4/2025
4.1	Form of Certificate of Common Stock	S 1/A	333-288549	4.1	7/25/2025
10.1^+	Second Restated and Amended Software License Agreement, dated as of June 10, 2025, by and between the Company and Genesis Software Innovations, LLC.	S-1/A	333-288549	10.4	7/25/2025
10.2	Form of Indemnification Agreement between Shoulder Innovations, Inc. and its directors and officers	S-1/A	333-288549	10.14	7/25/2025
10.3	Shoulder Innovations, Inc. Amended and Restated Stock Option Plan	S-8	333-289184	99.1	8/1/2025
10.4	Form of Option Award Agreement under Shoulder Innovations, Inc. Amended and Restated Stock Option Plan	S-8	333-289184	99.2	8/1/2025
10.5	Shoulder Innovations, Inc. Non-Employee Director Compensation Program	S-1/A	333-288549	10.13	7/25/2025
10.6	Shoulder Innovations, Inc. 2025 Incentive Award Plan	S-8	333-289184	99.3	8/1/2025
10.7	Form of Option Agreement under Shoulder Innovations, Inc. 2025 Incentive Award Plan	S-8	333-289184	99.4	8/1/2025
10.8	Form of Restricted Stock Unit Agreement under Shoulder Innovations, Inc. 2025 Incentive Award Plan	S-8	333-289184	99.5	8/1/2025
10.9	Shoulder Innovations, Inc. 2025 Employee Stock Purchase Plan	S-8	333-289184	99.6	8/1/2025
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer	**
101.INS	Inline XBRL Instance Document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

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

SHOULDER INNOVATIONS, INC.

Date:	November 12, 2025	By:	/s/ Robert Ball
Robert Ball
Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

November 12, 2025	By:	/s/ Jeffrey Points
Jeffrey Points
Chief Financial Officer
(Principal Financial Officer)