Form 10-K
period 2025-12-31
SHOULDER INNOVATIONS, INC.
filed 2026-03-10
CIK 1699350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 001-42771
_____________________________________
Shoulder Innovations, Inc.
_____________________________________
(Exact name of registrant as specified in its charter)

Delaware	27-0538764
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1535 Steele Avenue SW, Suite B, Grand Rapids, Michigan	49507
(Address of Principal Executive Offices)	(Zip Code)
(616) 294-1026
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SI	The New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
As of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, there was no established public market for the Registrant’s common stock. Therefore, the aggregate market value of the Registrant’s common stock held by non-affiliates as of such date cannot be calculated. The Registrant’s common stock began trading on the New York Stock Exchange on July 31, 2025.
As of March 3, 2026, there were 20,647,526 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its 2026 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report, including but not limited to statements regarding our future results of operations and financial condition, our business plans and strategy, the potential market size, market trends and growth opportunities for our products, macroeconomic and geopolitical conditions, and the sufficiency of our cash balances, working capital and cash generated from our operations, investing and financing activities for future liquidity and capital resource needs, may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A “Risk Factors” in this Annual Report. The forward-looking statements in this Annual Report are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should read this Annual Report and the documents that we reference in this Annual Report and have filed as exhibits to this Annual Report with the understanding that our actual future results, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Annual Report. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report, whether as a result of any new information, future events or otherwise.

As used in this Annual Report, unless otherwise stated or the context requires otherwise, the terms “Shoulder Innovations,” the “Company,” “we,” “us,” and “our” refer to Shoulder Innovations, Inc. “Shoulder Innovations,” the Shoulder Innovations logos, and other trade names, trademarks, or service marks of Shoulder Innovations appearing in this Annual Report are the property of Shoulder Innovations. Other trade names, trademarks, or service marks appearing in this Annual Report are the property of their respective holders. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us, by these other companies. Solely for convenience, trade names, trademarks, and service marks referred to in this Annual Report appear without the ®, ™, and SM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trade names, trademarks, and service marks.

RISK FACTORS SUMMARY
Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our common stock. If any of these risks actually occur, it could have a material adverse effect on our business, financial condition, and results of operations. In such case, the trading price of our common stock would likely decline, and you could lose all or part of your investment. The principal risks affecting our business include, but are not limited to:

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
•The loss of any member of our executive management team or our inability to attract and retain highly skilled members of our dedicated commercial leadership and marketing teams, as well as certain third-party engineers, could have a material adverse effect on our business, financial condition and results of operations.
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

Part I
Item 1. Business
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
Shoulder pain is highly prevalent, often chronic, and can significantly reduce quality of life. The primary conditions that can result in shoulder pain and reduced functionality include osteoarthritis, rheumatoid arthritis, rotator cuff tears and shoulder fractures. These shoulder conditions are widespread, often debilitating, and are commonly experienced concurrently as interrelated musculoskeletal disorders. According to data from the National Institutes of Health, we estimate that these conditions result in more than eight million physician visits annually in the United States. Despite this prevalence, we believe there has been a historical underutilization of surgical treatments for shoulder care due to several factors including patient hesitation to pursue surgical intervention, insufficient technology to appropriately treat shoulder conditions, complex shoulder anatomy, perceived difficulty of surgical intervention and barriers to patient access of care.
We believe the shoulder surgical care market today presents a significant market opportunity. Our initial focus within this broader market is on shoulder arthroplasty. Shoulder arthroplasty is an established surgical procedure involving the reconstruction of the shoulder joint with prosthetic implants through one of two main approaches: anatomic total shoulder arthroplasty (“aTSA”) and reverse total shoulder arthroplasty (“rTSA”). Both approaches can be performed in inpatient hospital settings and in outpatient settings, including ASCs. A key competitive advantage of ours has been the emergence of ASCs as a cost-efficient site of care with positive outcomes relative to hospital-based care. We expect that future growth in the shoulder surgical care market will be significantly driven by ASCs as hospitals face capacity constraints and are more limited in their ability to meet increasing demand.
We estimate that approximately 250,000 shoulder arthroplasty procedures were performed in the United States in 2025, which we believe represents an approximately $1.7 billion market opportunity. Based on our internal estimates, knowledge of our industry and third-party data regarding the number of shoulder arthroplasty procedures performed, we expect this market to grow by approximately 11% annually through 2029. We also believe a significant opportunity exists outside of the United States and, based on third-party industry research reports and our internal estimates, we estimate that the total annual international shoulder arthroplasty market is approximately $1.0 billion in 2025. Together, this represents a global annual shoulder arthroplasty market of approximately $2.7 billion. We believe we have an opportunity to expand to address adjacent areas in the shoulder surgical care market over time.
We believe traditional implants used in shoulder arthroplasty procedures are hindered by several limitations, including poor biomechanical fit, suboptimal kinematics, difficult replacement and conversion procedures (aTSA to rTSA or stemless to stem), imprecise implant positioning due to limited surgical planning, inefficient and burdensome workflow designs and non-specialized case support. These limitations can result in continued pain, lack of mobility, postoperative complications, low rates of implant survivorship, necessity of revision surgeries and costly and inefficient procedures for healthcare providers.
We developed our ecosystem with an approach to innovation that prioritizes ease of use, flexibility, predictability of outcomes and site of care efficiency, attributes we believe are critical to win in this market. Our ecosystem is comprised of the following elements:
•Advanced Implant Systems: Our advanced implants include a diverse range of interchangeable InSet anatomic and reverse total shoulder arthroplasty systems that leverage our novel, InSet Glenoid and InSet humeral stem technologies.
•ProVoyance Preoperative Planning Technology: This preoperative planning technology integrates artificial intelligence (“AI”) and machine learning (“ML”) to transform planar CT imaging into 3D renderings, allowing surgeons to create bespoke surgical plans considering patient-specific anatomy ahead of surgery.

•Efficient Instrument System: Our efficient instrument system supports both aTSA and rTSA procedures from start to finish with just two convenient trays, considerably less than the six to nine trays typically required by other offerings.
•Specialized Support: Our team of dedicated shoulder specialists enables us to deliver a highly tailored experience to surgeons operating in a complex and technically demanding procedure category.
•Surgeon-to-Surgeon Collaboration: Our Customer Experience and Medical Education (“CEME”) team fosters a collaborative network of expert surgeon educators and promotes surgeon-to-surgeon training and peer education.
Our ecosystem offers notable benefits that differentiate it within the shoulder surgical care market. These benefits include:
•Improved Fixation and Stability: Our foundational InSet Glenoid technology is biomechanically designed to specifically address what we believe is the primary problem in legacy aTSA implants: glenoid loosening.
•Restores Full Functionality: We engineered a range of humeral stem options to provide consistent, optimized biomechanics in both aTSA and rTSA.
•Exceptional Longevity: Our advanced implant systems are designed for longevity. In one published study, our InSet Glenoid demonstrated no surgical complications, cases of glenoid loosening or revision surgeries at a mean follow-up time of 8.7 years in a particularly challenging patient population.
•Improved Implant Selection and Positioning: ProVoyance preoperative planning technology empowers surgeons to create bespoke surgical plans that facilitate consistent, effective positioning of our implants.
•Optimized Procedural Workflow and Efficiency: Our efficient instrument system supports our implant portfolio across both aTSA and rTSA. This can provide significant workflow advantages for our customers by minimizing the operating room footprint, reducing procedural setup time, lowering sterilization requirements and costs and reducing the risk of errors – key advantages for the ASC setting.
•Access to Expert Advice: Our commercial organization creates deep relationships with surgeons and allows us to support their practice with specialized customer service and case support before, during and after surgery. In addition to direct support, our commercial team connects surgeons to the broader shoulder surgical community in various settings with a goal to improve connectivity across the shoulder surgical community and contribute to better patient outcomes.
We developed our comprehensive implant portfolio to address the unique needs of patients and surgeons. Our advanced implants are comprised of our aTSA and rTSA systems, which include various, specifically designed components capable of a wide array of system configurations to facilitate different modes of operation (anatomic or reverse) that are optimized for patient-specific needs. Our InSet Glenoid technology serves as the foundation for our advanced implant systems and includes a novel “InSet” design that aims to reduce mechanical stress at the bone implant interface, improve fixation mechanics, enhance stability and reduce micromotion. Our implant systems leverage consistent surgical techniques and the same efficient, two tray instrumentation system.
In addition to our advanced implant systems, we offer a leading preoperative surgical planning technology: ProVoyance. We believe that surgeon-level engagement in preoperative planning provides for better care for patients, and that bespoke surgical plans can help facilitate consistent positioning of implants. ProVoyance integrates AI and ML to transform planar CT imaging into 3D renderings of patient-specific anatomy ahead of surgery, and is cleared by the United States Food and Drug Administration (“FDA”) for preoperative shoulder planning. ProVoyance received 510(k) clearance in 2021 and is classified by the FDA as a Class II device. ProVoyance is listed on the FDA’s AI/ML-enabled medical devices list, which is a resource maintained, published, and periodically updated by the FDA to identify AI/ML-enabled devices that have been authorized for marketing in the United States through any of the standard paths to market for medical devices, although it is not intended to be a comprehensive list of all such devices that incorporate AI/ML. We believe the differentiation and value proposition of ProVoyance is validated by high utilization rates across procedures using our advanced implant systems. For the year ended December 31, 2025, to the extent we are able to measure, virtually all surgeries using our implants use ProVoyance, making it a routine part of surgeon workflow.
A key component of shoulder arthroplasty procedures are instrument trays, equipped with the specific instruments, supplies, and equipment needed for the surgery. We have developed a proprietary two tray instrument system designed to enable interoperability between our aTSA and rTSA systems and a range of humeral stem options. We believe our efficient, two tray instrument system can enable surgeons and staff to reduce operating room footprint, procedural setup time, sterilization time and expense, and procedural complexity.
To best support our surgeon customers, we have built our product ecosystem around their unique needs. Our commercial organization is comprised of a dedicated commercial leadership team that drives our internal commercial efforts with an exclusive focus on shoulder care, a CEME team that enhances surgeon engagement and training, and a network of independent distributors. These three key components of our commercial organization work in tandem to form a commercial flywheel that is designed to build and provide key product support to surgeons and other stakeholders in the shoulder surgical care market, accelerate adoption, and enhance long-term retention.
We leverage our team’s decades of experience developing and launching novel shoulder surgical care technologies to identify the unmet needs of patients and surgeons and develop solutions to address those unmet needs. With respect to our advanced implant systems, we commenced development efforts with our InSet Glenoid in 2009 and received 510(k) clearance in 2011. We commercially launched an initial aTSA system with our InSet Glenoid in 2016. Since this initial launch in 2016, we have successfully launched a wide range of new technologies to enhance our ecosystem and provide surgeons with the tools and support needed to deliver quality outcomes for patients requiring shoulder surgical care. For example, we commenced development efforts for our InSet PLUS Augmented Glenoid in 2019 and received 510(k) clearance in 2020. We commenced development efforts for our rTSA system in 2019 and received 510(k) clearance in 2021. We commenced development efforts for our short stem, stemless and I-Series humeral stem system options for our aTSA and rTSA systems in 2017, 2019 and 2021, respectively, and received our primary 510(k) clearances in 2018 and 2022, with an additional 510(k) clearance in 2024 for use of our primary I-Series humeral stem for use with anatomic fractures. Each of these devices is classified by the FDA as a Class II device. We have a robust pipeline of new technologies in various stages of development and evaluation, including the anticipated expansion of our humeral stem line, indication expansions into fracture and revision, and implants tailored for metal-sensitive patients. For example, we commenced development of InSet 70, InSet 135 and InSet 185 stems to expand our I-Series humeral stem line in 2024. We have received FDA 510(k) clearance expanding I-Series humeral stem product line to include certain fracture indications and commercially launched the InSet 70 in September of 2025. In January 2026, we received FDA 510(k) clearance for products designed for patients with metal sensitivity. In December 2025, the Company announced the development of a robotics platform to design a transformative shoulder-specific micro-robotic solution designed to further enhance shoulder surgical precision, workflow efficiency, and enable exciting, new clinical approaches in the aTSA and rTSA markets. The robotic solution is designed to be integrated with the Company’s ProVoyance platform to deliver a comprehensive technology solution. We are also evaluating expansion into adjacent areas in shoulder surgical care, which may include sports medicine and shoulder trauma markets.
We have contributed to numerous publications that we believe evidence and strengthen our position as a leader in shoulder surgical care. There is a significant body of clinical evidence that supports the safety, efficacy, and durability of our implants in shoulder arthroplasty, including our InSet Glenoid technology. For example, a retrospective long-term follow-up analysis of patients who received our InSet Glenoid was published in the Journal of Shoulder and Elbow Surgery in 2019, which demonstrated a 72-point improvement in the mean American Shoulder and Elbow Surgeons (“ASES”) outcome score, statistically significant improvements in pain scores and range of motion, with no surgical complications, no cases of glenoid loosening and no revision surgeries performed at a mean follow-up time of 8.7 years. We are committed to continued investment in obtaining further clinical evidence with the support of surgeons who are recognized as thought leaders in shoulder surgical care. We believe these efforts will continue to generate a substantial body of clinical evidence that will drive increased awareness and adoption of our products.
Our Success Factors
We attribute our success to a combination of the following factors. We believe these attributes are central to our business outcomes and will be significant factors in our continued success and growth.
Disruptive Ecosystem to Address Existing Limitations Within Shoulder Surgical Care
Our purpose-built ecosystem is designed to directly address several of the limitations associated with shoulder surgical care, starting with shoulder arthroplasty. This ecosystem is comprised of our advanced implant systems for aTSA and rTSA, ProVoyance, efficient instrument system, specialized support and surgeon-to-surgeon collaboration. Our advanced implant systems are designed to address existing challenges, such as glenoid loosening, subscapularis tendon failure, limited range of motion, stability and eventual implant failure. Glenoid loosening is a leading cause of revision shoulder arthroplasty procedures, with studies showing that approximately 30% of implants exhibit moderate to severe loosening within 6.6 years and up to 40% require revision within ten years. Unlike traditional glenoid designs, our InSet Glenoid sits within a rim of the native bone, which we believe enhances stability and reduces micromotion that contributes to loosening and potential failure. Complementing our InSet Glenoid technology, our humeral stem technology is fully compatible across both aTSA and rTSA procedures using consistent surgical techniques and instrumentation. This design facilitates interoperability and is intended to enable simplified revision and conversion procedures, which we believe provides surgeons flexibility, preserves bone mass and reduces the procedural burden associated with switching implant systems during a procedure. Surgeons leverage ProVoyance to create bespoke surgical plans that can help ensure consistent, effective positioning of our implants. Additionally, our design has allowed us to consolidate all of the instruments necessary to complete either an aTSA or a rTSA into two convenient trays, which can reduce operational complexity. We complement our offerings with specialist support and by facilitating surgeon-to-surgeon collaboration. We believe the elements of our ecosystem work together to help surgeons reduce operational complexity and surgical time, while supporting improved patient outcomes, lower revision risk and improved long-term satisfaction. We believe our differentiated design and approach positions us as a leader in addressing the critical clinical issues facing shoulder arthroplasty, as evidenced by our commercial traction to date. Since the initial launch of our InSet Glenoid in 2016, our implants have been utilized in more than 17,500 procedures.
Strong Clinical Results and Positive Outcomes for Patients and Surgeons
Our InSet Glenoid technology is supported by a compelling body of clinical evidence, with approximately nine years of published data and four clinical studies and articles published in the Journal of Shoulder and Elbow Surgery demonstrating its significant impact on patient outcomes. These studies demonstrate that, following surgery using our InSet Glenoid, patients have experienced greater functionality, lower pain and higher overall satisfaction than before surgery. Clinical data has also demonstrated strong performance in key indicators, such as forward flexion, rotational movement, range of motion, pain reduction and implant durability. Notably, a retrospective long-term follow-up analysis of patients who received our InSet Glenoid was published in the Journal of Shoulder and Elbow Surgery in 2019, which demonstrated a 72-point improvement in the mean ASES outcome score as compared to before surgery, reflecting a meaningful improvement in function (range and strength) and patient well-being following surgery. In addition, no surgical complications, cases of glenoid loosening or revision surgeries were reported at a mean follow-up time of 8.7 years. In a finite element analysis published in the Journal of Shoulder and Elbow Surgery in 2012, our InSet Glenoid demonstrated an 87% reduction in “rocking horse” motion, which is a widely known key contributor to implant loosening and failure. We have also focused on optimizing rTSA biomechanics by aiming for a more anatomic feel and aesthetic, preserving native bone and replicating the anatomic humeral positioning, which can contribute to improved postoperative range of motion and function. We believe the biomechanics of our reverse offerings are an important differentiator of our technology. Our improved biomechanics are driven by our proprietary InSet design, which was engineered to create a more anatomic relationship between the glenoid and humeral stem to enhance range of motion. We believe the existing published data and patient outcomes, coupled with growing clinical validation and positive physician feedback, support the long-term adoption and utilization of our products within the shoulder surgical care market.
Well Positioned as Shoulder Surgical Care Market Grows in Outpatient Settings
Shoulder procedures can be performed in multiple care settings, including at hospitals, outpatient care centers and ASCs. Over the past three decades, there has been significant growth in outpatient care, driven by lower overall costs and increased procedural efficiency. We believe we are well positioned to succeed in these outpatient settings, particularly ASCs, because our purpose-built ecosystem can facilitate reproducible procedures with low complication rates, intraoperative flexibility, simplified workflows and efficient use of operating room space. We believe these attributes are particularly relevant in the ASC setting, where surgeons commonly face more limited resources (cost constraints and limited space for instrumentation) and financial risk if a surgery requires escalation. In addition to procedural and clinical reliability, ASCs generally prioritize or require cost-efficient, streamlined solutions. Our efficient instrument system supports both aTSA and rTSA procedures from start to finish with just two convenient trays, considerably less than the six to nine trays typically required by other offerings. This two tray instrument system can reduce operational complexity and lower costs by, for example, increasing room turnover and surgical throughput and minimizing storage and handling, ultimately helping ASCs to treat more patients with fewer resources.
Proven and Experienced Management Team
Our proven and experienced management team collectively has decades of experience in orthopedic product development and commercialization. Members of our leadership team have held senior and executive roles at some of the most recognized companies in the medical technology industry, including publicly traded companies, and have track records of delivering strong growth and results. We are an innovation-centric team, having played instrumental roles in the development and commercialization of foundational technologies in the shoulder space, including rTSA, stemless implants and advanced preoperative planning technologies. Our commitment to innovation is further evidenced by our combined 250+ orthopedic patents developed over the course of our management team’s careers, reflecting deep clinical insight, technical expertise and a nuanced understanding of the orthopedic market. As a result, we are able to leverage deep clinical insight, technical expertise and an informed understanding as to the limitations of existing technologies in the development of next-generation solutions. In addition, through decades of thought leadership in the space, our team has established strong relationships with key opinion leaders and surgeons. We believe the history and experience of our management team position us to effectively execute on our strategic objectives.
Unique Commercial Organization Dedicated to the Shoulder Surgical Care Market
Shoulder surgeries are some of the most complex procedures in the orthopedic space due to the joint’s complex range of motion, surrounding soft tissue structures and difficult surgical exposure. This complexity requires a high degree of surgical precision, clinical support, depth of expertise and specialization. We view ourselves as specialists serving specialists and are exclusively focused on shoulder care, which we believe represents a level of expertise that is essential for addressing the unique challenges of these procedures. Our commercial organization is comprised of a dedicated commercial leadership team that drives our internal commercial efforts, our CEME team, and our network of independent distributors. As of December 31, 2025, we had 45 shoulder specialists across our dedicated commercial leadership team and CEME team, representing more than 750 years of combined direct selling, physician engagement and clinical education experience. These specialists collaborate closely with our distributors to direct our sales activities and specialized support services, including hands-on support for surgeons—from procedure planning to execution—and help to facilitate surgeon training and performance management. In addition, our network of independent distributors allows for prospecting, relationship management and case coverage. These three key components of our commercial organization work in tandem to form a commercial flywheel that is designed to build and provide key product support to surgeons and other stakeholders in the shoulder surgical care market. We estimate that there are approximately 15,000 surgeons in the United States who perform at least one shoulder arthroplasty procedure per year, of which we target the approximately 1,800 high-volume surgeons who perform the vast majority of procedures. We believe these high-volume surgeons require dedicated shoulder expertise and support. Our entrenched relationships with many high-volume surgeons, together with engagement through highly tailored support, ongoing medical education and third-party symposiums, lab events, and surgeon-to-surgeon activities, all contribute to fuel our strategy and reinforce our position as a leader in the shoulder surgical care market.
AI-Enabled Business and Clinical Intelligence Technologies
We leverage AI-enabled technology solutions to support our business and surgeons. At the center of our commercial strategy is our internal business intelligence platform, which draws insights from our proprietary database to help us target the right stakeholders in the shoulder surgical care market. We also offer similar tools to physician practices to help them identify and acquire new patients through proprietary search engine and funnel optimization strategies. By engaging with surgeons early in the care process and supporting patient acquisition, we become deeply integrated across the surgical workflow. In addition, our proprietary AI powered preoperative planning technology, ProVoyance, is designed to enable consistent, effective positioning of our advanced implant systems. ProVoyance is cleared by the FDA for preoperative shoulder planning, and is listed on the FDA’s AI/ML-enabled medical devices list. We believe the benefits of our preoperative planning technology are evidenced by the fact that, for the year ended December 31, 2025, to the extent we are able to measure, virtually all surgeries using our implants use ProVoyance, making it a routine part of surgeon workflow. We also maintain a patient registry that allows practices to monitor outcomes and engage with patients postoperatively. Together, these tools are designed to provide information to enable surgeons to improve care delivery, optimize practice performance and achieve better outcomes. We believe these technologies play an important role in solidifying us as a differentiated, data-enabled leader in shoulder surgical care.
Our Growth Strategies
Our goal is to leverage our purpose-built ecosystem to become the leader for shoulder surgical care. The key elements of our growth strategy include:
Increase Awareness of our Purpose-Built, Innovative Shoulder Surgical Care Ecosystem to Continue Taking Share Across Care Settings
We plan to center our marketing efforts around educating surgeons about our ecosystem’s advantages across all care settings, including hospitals, outpatient care centers and ASCs. Our ecosystem has been thoughtfully developed from the ground up to address the limitations associated with current offerings and help surgeons and patients access consistent quality care regardless of where it is delivered. We believe that by focusing on increasing awareness of our holistic, innovation-driven approach, we can drive broader adoption of our ecosystem. We believe our ecosystem provides key advantages that surgeons seek in shoulder arthroplasty solutions, including improved fixation and stability, restoration of full functionality, exceptional longevity, improved implant selection and positioning, optimized procedural workflow and efficiency and access to expert advice. The output of our innovation-first and patient-centric approach has resonated with surgeons, as demonstrated by our 50% increase in procedure volume from 2024 to 2025. As the shoulder surgical care market continues to grow, we believe increased awareness of our ecosystem’s advantages will position us to continue capturing market share from less specialized offerings.
Expand our Commercial Flywheel of Shoulder Specialists, Surgeon-to-Surgeon Collaboration, and Network of Independent Distributors
Our commercial flywheel includes our dedicated commercial leadership team, CEME team and network of independent distributors. We believe our dedication to shoulder surgical care is a strategic differentiator that enables us to deliver a highly tailored experience to surgeons operating in what is a complex and technically demanding procedure category. We intend to continue scaling our commercial organization with a continued specialized focus on shoulder care. By increasing the size of our dedicated commercial leadership team, we believe we can enhance targeting and prospecting efficiency, in an effort to ensure we engage the highest-value surgeon customers. Likewise, we believe growing our CEME team will allow us to increase the frequency and reach of our educational initiatives, such as symposiums, lab events, and surgeon-to-surgeon training programs. This increased presence will aim to continue to foster and grow our collaborative network of expert surgeon educators who can serve as powerful voices regarding the safe and effective use of our products and appropriate disease states and surgical techniques, which in turn allows broader adoption of our products through surgeon-to-surgeon training and peer education. Finally, by expanding our network of independent distributors, we will strive to ensure the quality of our customer service and execution remains up to our current standard as we scale. We believe our commercial flywheel and exclusive focus on shoulder care allow us to convert high-potential accounts and nurture new surgeons into loyal users of our ecosystem. Through expansion of this integrated and specialized commercial approach, we aim to accelerate growth, drive surgeon engagement, and expand adoption of our differentiated shoulder surgical care solutions in a cost-efficient manner.
Capitalize on Our Unique Advantages to Capture Outsized ASC Growth
We intend to expand our presence in the ASC setting through a multi-pronged approach that aims to capitalize on the outsized growth of ASCs as key sites for shoulder surgical care. We will drive targeted sales initiatives to increase awareness of our unique advantages in the ASC setting, including the potential efficiency and economic benefits of our ecosystem. We will also leverage surgeon-to-surgeon collaboration to reinforce these advantages with real-world experiences and will continue to generate clinical and economic validation of our ecosystem’s benefits in the ASC. In addition, we intend to continue innovating our systems with the ASC setting in mind. As ASC procedure volume grows, we believe we will be able to drive meaningful growth and establish ourselves as the leader for shoulder arthroplasty in the ASC setting.
Increase our Addressable Market Through our Commitment to Continuous Innovation and Advancing Shoulder Surgical Care
We have a strong track record of innovation and product commercialization, having successfully launched a wide range of new technologies to address unmet needs in the shoulder surgical care market. We believe this track record demonstrates our ability to identify clinical needs and bring differentiated solutions to market. We plan to continue investing in our robust product pipeline to expand our capabilities and service additional segments of the shoulder surgical care market. Our near-term development efforts in shoulder arthroplasty include a fracture-specific system, a revision solution, and implants tailored for metal-sensitive patients. Additionally, we intend to build on our existing aTSA and rTSA systems by introducing product line extensions that support continuous improvement. We are also evaluating expansion into adjacent areas in shoulder surgical care, which may include sports medicine and shoulder trauma markets. By leveraging our innovation capabilities and deep customer relationships, we believe we can expand our addressable market and generate incremental sources of revenue through targeted product development. We may also evaluate entering other markets through business development opportunities.
Continue Building and Driving Marketing of our Technology Solutions
We view digital enablement as an essential component of modern shoulder surgical care and believe that our technologies can drive greater clinical value and deepen physician engagement. We see four key aspects to the growth opportunity for our technologies. First, we can continue to leverage our internal business intelligence platform to help us efficiently target high-volume surgeon prospects. Second, we can strategically deploy our enabling technologies to connect patients to those physicians. Third, ProVoyance preoperative planning technology can increase surgeon loyalty by helping to improve workflows and drive positive clinical outcomes. Fourth, we can offer surgeons a platform for outcomes measurement to assess performance. We expect our underlying algorithms and predictive capabilities to improve as we drive increased adoption of our technologies and can leverage additional data inputs, which we believe will reinforce a virtuous cycle of increased accuracy, better outcomes and greater reliance on our tools. Additionally, we intend to continue investing in and expanding our technology capabilities and we are actively developing other complementary enabling technologies to support the full continuum of care in shoulder surgery. We believe these innovations will further establish our position as a comprehensive, technology-driven solution provider within the shoulder surgical care market.
Pursue Expansion in International Markets
While our primary commercial focus to date has been within the United States, we believe the international shoulder surgical care market represents a compelling opportunity for long-term growth. Based on third-party industry reports and our internal estimates, we estimate the annual international shoulder arthroplasty market opportunity outside the United States to be approximately $1.0 billion, driven by many of the same factors we see domestically. We plan to strategically pursue entry into certain international markets over time.
Market Overview
Overview of Shoulder Anatomy
The shoulder is a distinct anatomical structure comprised of bones, muscles, tendons, and ligaments that work in tandem to allow for a complex range of motion for the arm. The key bones of the shoulder include the humerus (upper arm bone), scapula (shoulder blade), and clavicle (collarbone). The humerus articulates with the glenoid fossa of the scapula to form the glenohumeral joint, while the acromion (scapular projection) and clavicle form the acromioclavicular joint. The rotator cuff includes four muscles and their tendons (infraspinatus, subscapularis, supraspinatus, and teres minor) that serve to stabilize the head of the humerus in the glenoid.
The illustration below depicts the key anatomy of the shoulder (anterior view):

Overview of Conditions Impacting the Shoulder
Shoulder pain is highly prevalent and can significantly impact and reduce quality of life as well as result in chronic pain. According to a study published in the Journal of Shoulder and Elbow Surgery, an estimated 38% of patients with shoulder pain reported an inability to perform activities of daily life. Furthermore, a study published in the American Journal of Sports Medicine estimated 89% of patients with rotator cuff tears had difficulty sleeping. Today, approximately one in five adults in the United States over the age of 65 experience shoulder pain.
The primary conditions that can result in shoulder pain and reduced functionality include:
•Osteoarthritis (“OA”): OA is a degenerative joint disease characterized by the breakdown of cartilage and underlying bone, leading to pain, stiffness, and reduced mobility in the shoulder’s glenohumeral joint. This condition results from wear-and-tear, aging, or prior injury, progressively worsening over time. OA is highly prevalent, affecting approximately one in three adults in the United States over the age of 60.
•Rheumatoid Arthritis (“RA”): RA is a chronic autoimmune disease characterized by synovial inflammation as well as bone and cartilage destruction and deformity. RA typically impacts the large joints more than peripheral joints in later stages of the disease leading to progressive damage in the shoulder. According to the Centers for Disease Control and Prevention, RA impacts over 1.5 million adults in the United States, with various studies estimating incidence in the shoulder as high as 90%.
•Shoulder Fractures: Acute and traumatic injuries may result in severe fractures of the humerus or other adjacent bones in the shoulder. Such incidents are most prevalent among elderly patients and those with chronic conditions such as OA.
•Rotator Cuff Tears: Rotator cuff tears refer to partial or full-thickness disruptions of the tendons stabilizing the shoulder joint. Rotator cuff tears can be caused by acute trauma, repetitive stress, or degeneration. Rotator cuff tears are highly prevalent and impact nearly 25% of adults over the age of 40 in the United States.
These shoulder conditions are widespread, often debilitating, and are commonly experienced concurrently as interrelated musculoskeletal disorders. Based on publicly available industry data, including from the National Institutes of Health, we estimate that these conditions result in more than eight million physician visits annually in the United States. Despite this prevalence, we believe there has been a historical underutilization of surgical treatments for shoulder care due to several factors including patient hesitation to pursue surgical intervention, insufficient technology to appropriately treat shoulder conditions, perceived difficulty of surgical intervention, and barriers to patient access of care.
Our Addressable Market Opportunity in Shoulder Surgical Care
We believe the shoulder surgical care market today presents a significant market opportunity. Our initial focus within this broader market is on shoulder arthroplasty, and we believe we have an opportunity to expand to address adjacent areas in the shoulder surgical care market over time.
We currently serve the large, immediately addressable and rapidly growing market for shoulder arthroplasty procedures. We estimate that approximately 250,000 shoulder arthroplasty procedures were performed in the United States in 2025, which we believe represents an approximately $1.7 billion market opportunity based on our average sales price. Based on our internal estimates, knowledge of our industry and third-party data regarding the number of shoulder arthroplasty procedures performed, we expect this market to grow by approximately 11% annually through 2029. While our current commercial focus is on the United States, we plan to pursue market access initiatives in other attractive, high-growth international markets. We believe a significant opportunity exists outside of the United States and, based on third-party industry reports and our internal estimates, we estimate that the total international shoulder arthroplasty market is approximately $1.0 billion in 2025. Together, we believe these markets represent a global annual addressable market of approximately $2.7 billion.
The number of shoulder arthroplasty procedures in the United States grew at approximately 10% per year from 2019 to 2024, reflecting one of the fastest-growing segments within orthopedic reconstruction since other sectors are growing in low single digits. This growth was primarily driven by multiple, ongoing demographic factors and industry tailwinds. For example, the population in the United States is both aging and remaining more active later in life, which has contributed to a higher incidence of degenerative shoulder conditions. Additionally, greater awareness of treatment options, earlier diagnosis and broader acceptance of shoulder arthroplasty as an interventional solution have expanded the pool of potential patients. In parallel, there has been continued growth of outpatient and ASC settings, which has further increased patient access to care and care settings where surgeons can perform these procedures.
We believe the growth in shoulder arthroplasty procedures will continue to be driven by existing tailwinds. Further, we believe the number of patients who may potentially benefit from shoulder arthroplasty is significantly higher than the number of patients who currently seek treatment today. Over time, as access to care increases and clinical outcomes improve as a result of better technology, we believe the proportion of patients seeking shoulder arthroplasty will eventually approach that of the knee arthroplasty market.
Overview of Shoulder Arthroplasty
Shoulder arthroplasty is an established surgical procedure involving a reconstruction of the shoulder joint with prosthetic implants. Arthroplasty involves the resection of surfaces around the glenoid fossa and humeral head followed by the implantation of prostheses that articulate with each other. Typically, an arthroplasty procedure includes the implantation of two devices, one “glenoid component” which attaches to the scapula and one “humeral component” which attaches to the humerus. Overall success of these procedures is measured by reduced pain, improved function, fewer post-operative complications, and increased survivorship of the implant.
In all shoulder arthroplasty procedures, appropriate biomechanical fit of the protheses is critical to ensure precise alignment with the patient’s natural shoulder anatomy to optimize stability, range of motion, and long-term functionality. Appropriate device type, size, positioning and fixation are all essential to ensuring biomechanical fit and procedure success. ASES scores, which are derived from a postoperative questionnaire used by surgeons to assess shoulder function and patient well-being following surgeries, are commonly used to measure operative success. Today, there are two approaches to shoulder arthroplasty, aTSA and rTSA:
Anatomic Total Shoulder Arthroplasty (“aTSA”) — aTSA imitates the natural joint anatomy by using prosthetic implant components to replace the humeral head with a prosthetic ball and stem and the glenoid with a prosthetic cup. aTSA is most often used in OA and RA patients with arthritic shoulder joints and intact rotator cuffs, using the rotator cuff to stabilize the joint and dictate motion. While aTSA procedures may reduce pain and restore function, complications such as subscapularis tendon failure and glenoid loosening have been relatively common with aTSA procedures.
Reverse Total Shoulder Arthroplasty (“rTSA”) — rTSA inverts the shoulder anatomy and joint configuration, reversing the ball and socket positions. rTSA transforms the humeral head into a socket and the scapula into a ball, shifting the reliance from the rotator cuff to the deltoid muscle for stability and motion. rTSA addresses a broader range of conditions, including rotator cuff arthropathy, irreparable rotator cuff tears, glenoid bone loss, acute fractures, and post-traumatic reconstruction. The development of the rTSA procedure has allowed shoulder arthroplasty to be used to address additional shoulder issues, including rotator cuff damage. While rTSA procedures have corrected some of the limitations of aTSA, historically there has been a tradeoff with patients often sacrificing shoulder motion and movement patterns in rTSA.

Anatomical Replicates the normal mechanics and anatomy of the shoulder, replacing the ball and socket as they are normally found in the body with prosthetic implants.	Reverse “Reverses” the ball and socket placement, transforming the humeral head into a socket and the scapula into a ball.

Humeral
Component
Glenoid
Component
Humeral
Stem
Scapula
Humerus

Glenoid
Sphere
Humeral
Cap
Scapula
Humeral
Stem
Humerus

Market Dynamics in Shoulder Arthroplasty
Shoulder arthroplasty can be performed both as an inpatient hospital procedure and in outpatient settings, including ASCs. In recent years, as the volume of shoulder arthroplasty procedures has grown, the majority of the incremental procedures have been performed at ASCs. This trend is similar to what has occurred in the hip and knee joint replacement markets and tracks the broader long-term growth of surgical procedures shifting to outpatient settings. ASCs have emerged as a low-cost site of care and positive post-care outcomes. We expect that future growth in the market will be significantly driven by ASCs as hospitals face capacity constraints and are more limited in their ability to meet increasing demand. In 2024, CMS added total shoulder arthroplasty to the list of covered procedures that can be performed in ASCs, which facilitated reimbursement and further supported the growth of ASCs as a key site of care in the shoulder surgical care market. This growth within ASCs also presents other benefits for key stakeholders, including streamlined workflows, scheduling flexibility and operational autonomy. Further, surgeons often have economic ownership of the ASCs where they operate, with as many as 80% of ASCs owned at least in part by operating surgeons according to a study published in Global Spine Journal, which we believe further incentivizes surgeons to utilize ASCs for shoulder arthroplasty procedures.
Shoulder arthroplasty volumes in the United States experienced a significant increase driven by clear and meaningful growth of the rTSA procedure. First approved in the United States in 2004, rTSA has expanded the market and now accounts for a significant majority of shoulder arthroplasty procedures due to their broad treatment applications, surgeon preference relative to aTSA, and advantages in clinical outcomes, such as reduced likelihood of revision surgeries. In 2020, approximately 70% of all shoulder arthroplasty procedures were rTSA procedures.
Limitations of Existing Product Offerings in Shoulder Arthroplasty
Despite their frequent use and wide adoption, we believe traditional implants used in shoulder arthroplasty procedures are hindered by several limitations, including poor biomechanical fit, suboptimal kinematics, difficult replacement and conversion procedures (aTSA to rTSA or stemless to stem), imprecise implant positioning due to limited surgical planning, inefficient and burdensome workflow designs and non-specialized case support. These shortcomings can impact both patients and surgeons and result in continued pain or discomfort, lack of mobility, postoperative complications, low rates of implant survivorship, necessity of revision surgeries and costly and inefficient procedures for healthcare providers.
We believe traditional shoulder arthroplasty products present several limitations, including:
•Fixation of the Glenoid Component in aTSA: Due to poor fixation of the glenoid component in aTSA, normal movement from the humerus can also rock the glenoid loose, commonly referred to as the “rocking horse” effect, creating instability within the implant. The illustration below depicts the “rocking horse” effect resulting from an implant with poor fixation:
•Poor Product Design Resulting in Suboptimal Kinematics in rTSA: Traditional implants in rTSA utilize an onlay design, placed above the anatomic neck of the humerus on top of a bony surface, without directly penetrating the bone. This design often results in overstuffing whereby the implant excessively fills the joint space and alters the shoulder’s natural anatomy. This can increase pressure on surrounding tissues, restrict motion, and result in pain and discomfort. Furthermore, competitor implants that utilize an inlay design inserted directly into the bone often result in poor kinematics, restricting shoulder rotation and movement. These traditional implants may also modify the shoulder anatomy and move the humerus further away from the scapula than where it would naturally sit, resulting in poor aesthetic results where the shoulder does not regain its natural form post-procedure.
•Difficult to Replace and Convert: Traditional implant designs place the implant stem deep into the humerus, requiring the removal of the stem from the humerus for replacement and revision surgeries and for conversions to rTSAs. This design results in a high degree of bone removal and potential damage to the surrounding soft tissue region during such procedures, and significantly limits and complicates intraoperative flexibility and the ability of surgeons to switch from aTSA to rTSA. aTSA procedures are increasingly using a stemless humeral implant as a bone-preserving alternative. These implants, however, are often not easily convertible to stemmed implants or in rTSA procedures, which restricts their utility.
•Imprecise Implant Positioning Due to Limited Surgical Planning: Shoulder arthroplasty procedures require precision and accuracy and clinical evidence demonstrates that positioning as little as five degrees off angle can lead to inferior patient outcomes. Surgeons have historically relied on basic imagery to inform their surgical approach, using tools that often lack 3D bone rendering or biomechanical simulation that do not fully capture patient-specific anatomy and properly simulate postoperative range of motion and joint stability. These existing market offerings have resulted in limited surgeon engagement as well as the outsourcing of imaging interpretation components and planning that surgeons might otherwise seek to perform themselves.
•Inefficient and Burdensome Surgical Workflow Design: Traditional implant systems have typically been developed and expanded product by product, indication by indication, over long periods of time. The complexity of these systems and the related equipment, including multiple trays of instruments, generally requires a wide range of surgical techniques and can considerably complicate surgical workflows across care settings. This legacy approach has led to an outsized amount of equipment in the operating room, leading to logistical challenges including an increased capital footprint, and extended procedure and operating room turnover time, thereby creating unnecessary costs to healthcare providers.
•Non-Specialized Case Support: Shoulder arthroplasty is a highly complex and technical procedure. Operating room staff and surgeons routinely rely on the product knowledge and know-how of orthopedic salespeople. Legacy shoulder implants are predominantly sold by non-specialized salespeople who also sell devices in other segments of orthopedics, such as hip and knee implants. The lack of specific product and technical knowledge in shoulder arthroplasty can result in suboptimal case support and patient outcomes.
These limitations of legacy shoulder arthroplasty products can result in the following shortcomings:
•Failure to Reduce Pain and Improve Shoulder Function: The key objectives of undertaking shoulder arthroplasty surgery – reduction in pain and increased shoulder functionality – are often not achieved post-surgery. For example, studies have shown that approximately 20% of shoulder arthroplasty patients remain in pain or discomfort beyond one to two years following surgery.
•Frequent Post-Operative Complications: As a result of poor fixation and suboptimal kinematics, traditional implants can lead to several complications including overstuffing, glenoid loosening, shoulder subluxation (dislocation), humeral fractures, and subscapularis tendon failure (a condition where the tendon connecting the subscapularis muscle to the humeral bone is damaged, which in one study published in the Journal of Shoulder and Elbow Surgery was demonstrated to occur in approximately 15% of aTSA procedures). These complications may result in further pain, reduced function for patients, and require additional intervention.
•Low Rates of Implant Survivorship: Glenoid implant loosening is frequent and common. According to a study published in the Journal of Shoulder and Elbow Surgery, approximately 30% of aTSA procedures demonstrated moderate to severe loosening at mean follow-up time of 6.6 years. The resulting pain and inflammation from excessive and continued loosening over time may require additional intervention. In a separate study of aTSA revision surgeries published in the same journal, approximately 70% of glenoid failures that resulted in revision surgery demonstrated glenoid loosening. In this study, approximately 20% demonstrated glenoid loosening within 5 years post procedure and approximately 25% demonstrated precursors to loosening within 5 years post procedure.
•Necessity of Revision Surgeries: Poor clinical outcomes and complications significantly increase the likelihood for a second surgery, often requiring a revision surgery to correct or replace a failed implant. Revision surgeries are common with studies showing up to 40% of glenoid implants were subject to revision surgery at 10-year follow-up. These repeat surgeries compromise patients’ health and quality of life and are an unnecessary burden and avoidable cost to the healthcare system, with clinical evidence demonstrating that complication rates in revision surgeries are significantly higher. According to a study published in the Journal of Shoulder and Elbow Surgery, overall complication rates were 69% in revision rTSA, significantly higher than the 25% complication rate for initial rTSA procedures.
•Costly and Inefficient for Healthcare Providers: Current instrumentation processes require up to nine trays for a single shoulder arthroplasty procedure. Each tray requires significant storage space and must be sterilized before and after every use resulting in higher costs and burdening staff. This inefficient workflow has an outsized impact on outpatient care centers and ASCs given the inherent resource and space constraints in these settings. We believe that requiring more time and space in the operating room for maintaining surgery trays and using large quantities of unfamiliar equipment increase the risk of infection and impact patient safety.
Additional Opportunities
We plan to continue investing in our robust product pipeline to expand our capabilities in shoulder arthroplasty and serve additional, adjacent segments of the shoulder surgical care market that we do not currently address. Our near-term development efforts include a revision solution to address the $85 million annual shoulder revision market in the United States (which, based on our estimates, represents approximately 5% of the estimated $1.7 billion annual shoulder arthroplasty market in the United States). In December 2025, the Company announced the development of a robotics platform to design a transformative shoulder-specific micro-robotic solution designed to further enhance shoulder surgical precision, workflow efficiency, and enable exciting, new clinical approaches in the aTSA and rTSA markets. The robotic solution is designed to be integrated with the Company’s ProVoyance platform to deliver a comprehensive technology solution. In addition to these near-term development efforts, we are also evaluating expansion into adjacent areas in shoulder surgical care, which may include sports medicine and shoulder trauma markets.
Our Solutions
Our Approach to Innovation
We are building Shoulder Innovations with the goal of addressing some of the most pressing challenges to patient outcomes in shoulder surgical care: poor biomechanical fit, suboptimal kinematics, difficult replacement and conversion procedures (aTSA to rTSA or stemless to stem), imprecise implant positioning, inefficient and burdensome workflow designs, and limitations of a generalist approach. Our innovation-first mentality centers on the patient, realizing that each stakeholder in the care chain is motivated by and benefits from focused and improved patient care. We seek to improve core components of shoulder surgical care — preoperative planning, implant design and procedural efficiency — in an effort to benefit each stakeholder in the care chain. We believe our approach has positioned us to drive long-term success in the shoulder surgical care market.
We believe that the following attributes are critical to win in this market:
•Ease of Use: We are simplifying the shoulder arthroplasty procedure to help surgeons achieve reproducible results with confidence and ease.
•Flexibility: We are developing implant systems to enable surgeons to perform both aTSA and rTSA procedures with consistent surgical techniques and instrumentation, with interchangeable systems.
•Predictable Outcomes: We are leveraging a leading AI-enabled technology to analyze patient anatomy and preoperatively plan surgeries that, together with thoughtful implant design, can lead to improved implant positioning and outcomes.
•Site of Care Efficiency: We are engineering our offerings to optimize workflow efficiency across care settings.
The image below depicts our approach to innovation and key attributes for success in the shoulder surgical care market:

Key Elements of Our Ecosystem
Our ecosystem is comprised of the following key elements:
•Advanced Implant Systems: Our advanced implants include a diverse range of interchangeable InSet aTSA and rTSA systems that leverage our novel, InSet Glenoid and InSet humeral stem technologies.
•ProVoyance Preoperative Planning Technology: This preoperative planning technology integrates AI and ML to transform planar CT imaging into 3D renderings, allowing surgeons to create bespoke surgical plans considering patient-specific anatomy ahead of surgery.
•Efficient Instrument System: Our efficient instrument system supports both aTSA and rTSA procedures from start to finish with just two convenient trays.
•Specialized Support: Our team of dedicated shoulder specialists enable us to deliver a highly tailored experience to surgeons operating in a complex and technically demanding procedure category.
•Surgeon-to-Surgeon Collaboration: Our CEME team fosters a collaborative network of expert surgeon educators and promotes surgeon-to-surgeon training and peer education.
The image below depicts the key elements of our ecosystem:

Key Benefits of Our Ecosystem
Our ecosystem offers notable benefits that differentiate it within the shoulder surgical care market. These key benefits include:
•Improved Fixation and Stability: Our foundational InSet Glenoid technology is biomechanically designed to specifically address what we believe is the primary problem in legacy aTSA implants: glenoid loosening. Our design aims to reduce mechanical stress at the bone-implant interface, improve fixation mechanics, enhance stability and reduce micromotion. These biomechanical advantages are evidenced by a published finite element analysis in which our InSet Glenoid technology demonstrated an 87% reduction in “rocking horse” motion, which is a widely known key contributor to implant loosening and failure. Notably, a separate published retrospective long-term follow-up analysis of patients who received our InSet Glenoid demonstrated a 72-point improvement in the mean ASES outcome score as compared to before surgery, reflecting a meaningful improvement in function (range and strength) and patient well-being following surgery.
•Restores Full Functionality: We engineered a range of humeral stem options to provide consistent, optimized biomechanics in both aTSA and rTSA. Using our InSet approach for rTSA, our system is designed with the goal of enabling patients to regain full range of motion, including the ability to raise their arm and reach behind (i.e., forward elevation and internal rotation), and avoid lengthening and overstuffing. We believe our design supports improved postoperative functionality and results in a postoperative feel and aesthetic that more closely tracks the shoulder’s natural form.
•Exceptional Longevity: Our advanced implant systems are designed for longevity, with minimal need for replacement. A published retrospective long-term follow-up analysis of patients who received our InSet Glenoid demonstrated no surgical complications, cases of glenoid loosening or revision surgeries at a mean follow-up time of 8.7 years in a particularly challenging patient population. We believe this durability provides surgeons and patients with confidence in our long-term implant performance and clinical outcomes.
•Improved Implant Selection and Positioning: ProVoyance preoperative planning technology empowers surgeons to create bespoke surgical plans that facilitate consistent, effective positioning of our implants. The highly intuitive interface enables surgeon planning without the need for third-party intervention and we believe that surgeon-level engagement in preoperative planning provides for better care for patients.
•Optimized Procedural Workflow and Efficiency: Our efficient instrument system supports our implant portfolio across both aTSA and rTSA. This can provide significant workflow advantages for our customers by minimizing the operating room footprint, reducing procedural setup time, lowering sterilization requirements and costs and reducing the risk of errors. This streamlined approach is enabled by leveraging our InSet Glenoid and humeral stem technologies across our aTSA and rTSA systems, minimizing the number of sets and instruments required. Our advanced implant systems leverage consistent surgical techniques, which we believe can improve procedural outcomes while allowing for intraoperative flexibility and seamless interchangeability between aTSA and rTSA procedures.
•Access to Expert Advice: Our commercial organization creates deep relationships with surgeons and allows us to support their practice with specialized customer service and case support before, during and after surgery. In addition to direct support, our commercial team connects surgeons to the broader shoulder surgical community in various settings with a goal to improve connectivity across the shoulder surgical community and contribute to better patient outcomes.
Our Implants Systems
We developed a comprehensive implant portfolio to address the unique needs of patients and surgeons. Our advanced implants are comprised of our aTSA and rTSA systems, which include various, specifically designed components capable of a wide array of system configurations to facilitate different modes of operation (anatomic or reverse) that are optimized for patient-specific needs. These systems leverage consistent surgical techniques and the same efficient, two tray instrumentation system. The design of our advanced implant systems helps to facilitate shoulder surgical care with significant operational flexibility and reduced equipment and operating room footprint requirements.
InSet aTSA System
Our aTSA configuration consists of two main components, a glenoid scapular implant and a humeral fixation device, or stem. Each of these components was developed with a view to the overall implant system in an effort to provide maximum benefits to patients and flexibility for surgeons. A retrospective long-term follow-up analysis of patients who underwent aTSA procedures with our InSet Glenoid was published in the Journal of Shoulder and Elbow Surgery in 2019, which demonstrated a 72-point improvement in the mean ASES outcome score, statistically significant improvements in pain scores and range of motion, with no surgical complications, no cases of glenoid loosening and no revision surgeries performed at a mean follow-up time of 8.7 years.
InSet Glenoid
Unlike traditional glenoid implants that utilize an onlay design, our InSet Glenoid technology features a design that positions the implant within a pocket of sclerotic or cortical bone and aims to reduce mechanical stress at the bone-implant interface, improve fixation mechanics, enhance stability and reduce micromotion, all of which are key contributors to glenoid loosening. This design also enables a less invasive surgical approach that reduces surgical steps and difficulty of tissue exposure. Our InSet Glenoid implants were developed with a patented complex articular surface that contributes to reduction of the rocking horse motion. The InSet Glenoid design also enables a significantly reduced central fixation peg to provide further surgical flexibility.
The InSet PLUS Augmented Glenoid was designed to treat advanced shoulder conditions in patients with severe bone loss. The design of the InSet PLUS Augmented Glenoid corrects defects on the articular surface (in contrast to the fixation side of the implant) with five or ten-degree options. This method allows surgeons to easily adjust the implant’s position for optimal patient fit and stability through this dialable and articular side augmentation. The image below depicts the implant characteristics of our InSet Glenoid:

Supported by a growing body of peer-reviewed studies and approximately nine years of published data, our InSet Glenoid technology has demonstrated effectiveness across a variety of clinical indications, including cases involving advanced arthritis and severe bone loss. In addition to preserving bone in patients, our InSet Glenoid technology has been shown to facilitate quick recovery times, decreased pain, and improved range of motion for patients after surgery.
We commenced development efforts with our InSet Glenoid in 2009 and received 510(k) clearance in 2011. We commercially launched an initial aTSA system with our InSet Glenoid in 2016. We commenced development efforts for our InSet PLUS Augmented Glenoid in 2019 and received 510(k) clearance in 2020. Each of these devices is classified by the FDA as a Class II device.
InSet Humeral Stems
We offer three unique InSet humeral stem system options for our aTSA and rTSA systems—Humeral Stemless, Humeral Short Stem, and I-Series Humeral Stem—each purpose-built to address the specific needs of patients and physicians. Our humeral stems feature a proprietary porous coating designed to promote bone ingrowth by allowing bone tissue to grow into the porous structure (osseointegration), which creates a strong natural biological fixation and improves implant stability. Our stems also feature what we believe is an industry-only 132.5 degree neck shaft angle, a feature that enables our simplified surgical technique focused on proximal geometry—the shape, size, and position of the proximal humerus (upper arm bone) and its relationship to the glenoid (shoulder blade). The image below depicts our primary current humeral stems:
We commenced development efforts for our short stem, stemless and I-Series humeral stem system options for our aTSA and rTSA systems in 2017, 2019 and 2021, respectively, and received our primary 510(k) clearances in 2018 and 2022, with an additional 510(k) clearance in 2024 for use of the InSet 95 stem for use with anatomic fractures. Each of these devices is classified by the FDA as a Class II device.

Our novel humeral stem solutions are differentiated and designed to be compatible across the full range of our implant systems. Surgery with each humeral stem involves a consistent surgical technique and instruments, which enables seamless interchangeability between our aTSA and rTSA systems. This interchangeability is important in cases where the surgeon makes an intraoperative decision to switch from a stemless to a stemmed implant, or in revision or conversion surgeries where the determination is made to switch to a different implant modality (anatomic or reverse) or alternative humeral stem design. The image below depicts the designed compatibility of our systems:
InSet rTSA System
Our rTSA configuration leverages the same humeral fixation platform as our aTSA configuration but utilizes alternative humeral and glenoid articular components designed for the reverse modality. The humeral component is configured to allow attachment of a tray and bearing assembly, designed to articulate with the glenoid sphere (“glenosphere”). The glenosphere is attached to a baseplate configured to provide reliable fixation to the glenoid on the scapular bone.
Our rTSA system was designed to optimize biomechanics and provide patients and physicians with a novel reverse implant solution that functions more like an anatomic implant in terms of improved range of motion. The InSet design of our rTSA system allows for retention of the patient’s native anatomy and aesthetic and helps to achieve desirable, impingement free range of motion by avoiding arm lengthening, overstuffing, and other common challenges.
Humeral Tray and Bearing Assembly
Our humeral tray and bearing assembly are comprised of two components—a titanium humeral tray, and a polyethylene bearing—designed for low-profile assembly using our proprietary “Twistlock” locking mechanism. The Twistlock mechanism improves bearing-to-tray pullout strength, reducing the potential for bearing disassociation, a serious complication in rTSA where the polyethylene liner (“socket”) separates from the humeral tray (“ball”).
Our humeral tray and bearing assembly feature a unique bowl-shaped design that, together with the low profile nature of the Twistlock design, allows for inlay biomechanics with a rTSA modality, in which the apex of the glenosphere is positioned on the articular surface. This tray and bearing assembly, a key component of our rTSA system, connects to our humeral stems in the same manner as our InSet humeral head solutions, a key component of our aTSA system. The identical connection mechanism between these key components of our aTSA and rTSA systems is a critical design feature that enables the interchangeability of our systems and the potential for the humeral stem to remain in place during a revision or conversion surgery.
Scapular Reverse Assembly
The scapular assembly for rTSA is comprised of two main components—a baseplate and a glenosphere—assembled by attaching the baseplate to the scapula using peripheral and central screws, then connecting the glenosphere to the baseplate using our proprietary locking cap technology. We have developed a wide range of baseplate and glenosphere options, which allows for multiple configurations to support a broad range of patient anatomy. With the use of

ProVoyance, the assembly is configured to a patient’s unique needs. This assembly enables a lateralized center of rotation that, together with our humeral assembly, results in a reverse implant that we believe feels and functions more like an anatomic shoulder replacement, with optimized range of motion and joint stability.
A key advantage of our rTSA system is the ability to treat complex glenoid deformities with minimal bone removal, enabled by our augmented baseplates developed with a concave backside design. The augmented baseplate is positioned within the subchondral bone which allows for correction of complex glenoid defects, which we believe improves implant stability and can preserve bone. Unlike typical augmentation options, our InSet reverse scapular components enable complete, flush contact between the implant and the native bone, without the need for a bone graft and eliminating multiple bone preparation steps.
We commenced development efforts for our rTSA system in 2019 and received 510(k) clearance in 2021. Our rTSA system is classified by the FDA as a Class II device.
ProVoyance Preoperative Planning Technology
We believe that surgeon-level engagement in preoperative planning—that is, detail-by-detail procedural planning performed by surgeons themselves—is a key element in providing effective surgical care for the patient. Hands-on preoperative planning by the surgeon provides for intimate familiarization with the patient’s unique anatomy and surgical needs and reveals key learnings which guide preoperative and intraoperative decision making. For these reasons, we offer a highly approachable, easy to use preoperative planning technology with an intuitive interface designed to engage surgeons at levels we believe are industry leading.
ProVoyance integrates AI and ML to transform planar CT imaging into 3D renderings of patient-specific anatomy ahead of surgery. Its AI and ML algorithms empower surgeons to independently create bespoke surgical plans that can help ensure consistent, effective positioning of our implants.
ProVoyance received 510(k) clearance from the FDA in 2021 and is classified by the FDA as a Class II device. ProVoyance is listed on the FDA’s AI/ML-enabled medical devices list, which is a resource maintained, published, and periodically updated by the FDA to identify AI/ML-enabled devices that have been authorized for marketing in the United States through any of the standard paths to market for medical devices, although it is not intended to be a comprehensive list of all such devices that incorporate AI/ML. This is highly differentiated from other preoperative planning solutions, where the implant manufacturer or another third-party creates a surgical plan that is sent to the surgeon for their consideration.
We believe the differentiation and value proposition of ProVoyance is validated by high utilization rates of ProVoyance across procedures using our advanced implant systems. For the year ended December 31, 2025, to the extent we are able to measure, virtually all surgeries using our implants use ProVoyance, making it a routine part of surgeon workflow. We believe this high surgeon utilization rate of ProVoyance is due to its ease of use and technical feature set. Ease of use is facilitated by the platform’s highly intuitive, Unity-based interface with full user control and high-quality graphics capabilities. Technically, ProVoyance delivers true full-depth 3D rendering, 2D/3D bone density analysis, and biplanar glenoid deformity correction. ProVoyance provides an enhanced preoperative planning experience for surgeons and allows them to approach procedures with high confidence in their surgical plan.

The image below depicts the ProVoyance interface:

GSI-Preview-Shoulder
File
Edit
View
Window
Help
Thu Mar 3 7:28 PM
GSI Preview Shoulder
Anat
Plan 1
Surgery options
Procedure
Anatomic
Reverse
Implant
Inset 10°
Glenoid
20
22
24
27
30
Surgery properties
POCKET
FACE
Retroversion
20°
Retroversion
10°
Incl Sup
3°
Incl Sup
3°
Medialization
1.2mm
Rotation
0°
Ant depth
3mm
Post depth
0.2mm
Sup depth
3.7mm
Inf depth
5.3mm
Your measurements
Measurements
Points
Plan 1
SHOULDER INNOVATIONS
Inclination
Inf
Sup
Version
Post
Ant
Medialization
Lat
Med
Translation & Rotation
11
12
1
253° Rim >= 2mm
107° Rim up to 2mm
0° No Rim inset
100% Backside support
0% No seating
2D
3D
3D

Efficient Instrument System
We re-engineered the components and technique for shoulder arthroplasty in order to create our proprietary InSet instrument system. This system was designed to enable interoperability between our novel aTSA and rTSA systems and a range of humeral stem options, while minimizing complexity and streamlining workflows.
Our instrument system is comprised of many components that fit within two trays, which we have specifically designed to facilitate the surgical technique used in connection with our implant systems. The components of each tray were designed for our implant characteristics and function. For example, the shape of the fixation fins on the humeral components were specifically designed to facilitate a surgical technique that can be used across procedure types and systems, and each instrument was designed with a view to maximize utility and reduce the overall quantity of instruments used in procedures involving our systems.
We believe our efficient, two tray instrument system can enable surgeons and staff to reduce operating room footprint, procedural setup time, sterilization time and expense and procedural complexity. We believe these benefits make it an optimal solution for aTSA and rTSA procedures performed across care settings and meaningfully reduce the per procedure capital outlay in shoulder surgical care. This advantage is particularly evident in ASCs, which generally have fewer resources and smaller footprints to handle or coordinate significant operative tools and complex instrument systems. The image below depicts our efficient instrumentation system for aTSA and rTSA:

One Tray aTSA

SHOULDER
INNOVATIONS
InSet

Two Tray rTSA

Our Commercial Approach
We view ourselves as specialists serving specialists, having purposefully built our commercial organization around the unique needs of shoulder surgeons. Our commercial organization is comprised of three key components: (a) a dedicated commercial leadership team, (b) a CEME team and (c) a network of independent distributors. These key components work in tandem to form a commercial flywheel that is designed to build and provide key product support to surgeons and other stakeholders in the shoulder surgical care market, accelerate adoption, and enhance long-term retention.
The image below depicts the three key components of our commercial organization:
We estimate that approximately 15,000 surgeons in the United States perform at least one shoulder arthroplasty procedure per year, with approximately 1,800 high-volume surgeons performing the vast majority of procedures. We believe these high-volume surgeons require dedicated expertise and support. To optimize our commercial strategy, we have developed proprietary business intelligence tools that enable us to identify and engage with the high-volume surgeons most likely to adopt our solutions. These tools analyze key data points such as surgeon location, procedure mix and care settings, enabling us to prioritize outreach and allocate commercial resources efficiently. By understanding where and how these high-volume surgeons practice, we can tailor our engagement strategies to align with their clinical and operational needs.
Once a surgeon is integrated into our ecosystem, we focus on expanding utilization by increasing the percentage of procedures performed with our solutions. To support our targeting and commercial efforts, we have classified surgeon customers into three categories: prospect surgeons, who perform between one and two shoulder arthroplasty procedures using our implant systems per quarter (“Prospect Surgeons”); contender surgeons, who perform between three and eight shoulder arthroplasty procedures using our implant systems per quarter (“Contender Surgeons”); and core surgeons, who perform at least nine shoulder arthroplasty procedures using our implant systems per quarter (“Core Surgeons”). A key driver of increasing adoption within our existing surgeon base over time (helping Prospect Surgeons become Contender Surgeons, and Contender Surgeons to become Core Surgeons) is our surgeon-to-surgeon education program facilitated by our CEME team. We are committed to fostering a collaborative community among shoulder surgeons where expertise is shared, new ideas are exchanged and best practices are disseminated to enhance clinical outcomes. By facilitating these peer connections, we strengthen engagement within our ecosystem and reinforce its real-world success. As surgeons share their positive experiences with our ecosystem and the impact on patient outcomes, we believe this organic advocacy further accelerates adoption, positioning us to benefit from the natural network effects within the shoulder surgical care community.
Using this commercial approach, we aim to drive adoption and momentum with both existing and new surgeons and are continuing to increase our number of high-volume surgeons over time. For example, our number of Core Surgeons and Contender Surgeons has increased over time. For the year ended December 31, 2023, 2024 and 2025, we had 60, 83 and 134 Core Surgeons and Contender Surgeons, respectively.
Dedicated Commercial Leadership Team
As of December 31, 2025, our dedicated commercial leadership team was comprised of 33 specialized representatives, organized into two commercial territories in the United States. Our team is focused on identifying high-volume surgeons specializing in shoulder surgical care. Their main responsibilities include: (a) target prospecting, by leveraging our business intelligence tools to identify and engage high-volume surgeons; (b) manage our distributor relationships, which helps to ensure alignment across our commercial organization and network of third-party distributors; and (c) facilitate case coverage for each shoulder surgery performed with our systems, either directly or through our network of distributors.
Dedicated Customer Experience and Medical Education Team
As of December 31, 2025, our CEME team was comprised of seven expert surgeon educators who facilitate rewarding and meaningful experiences for surgeons focused on clinical value. A key responsibility of our CEME team is facilitating quality surgeon-to-surgeon educational opportunities, which naturally results in expanding surgeon utilization of our solutions. This team hosts medical education events and activities such as symposiums and lab events where like-minded surgeons can exchange ideas and nurture a culture of innovation in shoulder care. These in-person engagements are designed to build long-term relationships that extend well beyond the events themselves. For that purpose, we have developed online forums where high-volume users of our products can collaborate, share case experiences, and consult one another in real time. This community of surgeons often becomes the most passionate advocates for our solutions, often educating, training, and engaging other surgeons in the benefits of joining our ecosystem.
Independent Distributor Network
Unlike typical stocking distributors, this network plays a critical role in expanding our market reach and driving adoption of our solutions in a cost-effective and scalable manner. In most cases, these distributors are focused on the orthopedic marketplace and sign exclusive agreements to carry our systems as their dedicated shoulder solution. They provide valuable feedback from the marketplace and are responsible for prospecting new surgeon customers, managing relationships, servicing existing accounts, and providing case coverage to support surgical execution. By maintaining strong, localized relationships with surgeons and healthcare facilities, our distributors help facilitate initial engagement, ongoing support, and long-term retention. Our dedicated commercial leadership team actively manages these relationships, ensuring distributors are meeting performance expectations and driving sales growth. We continuously evaluate distributor performance, maintaining relationships with those who generate the most sales while upgrading distribution partners where commercial execution can be improved.
Product Development and Pipeline
We leverage our team’s decades of collective experience developing and launching novel shoulder surgical care technologies to identify solutions addressing the unmet needs of patients and surgeons. Since the initial launch of our InSet Glenoid in 2016, we have successfully commercialized a wide range of new technologies to enhance our ecosystem and provide surgeons with the tools and support needed to deliver quality outcomes for patients requiring shoulder surgical care. We believe our commitment to continuous innovation has been demonstrated by our track record of developing leading new technologies.
We continue to see clinical outcomes in the shoulder surgical care space that are inferior to those seen in more mature orthopedic markets and intend to continue working with our surgeon advisors to further improve clinical outcomes in shoulder surgical care. We believe this continued commitment to innovation will further expand our addressable market opportunity and improve our competitive position in shoulder surgical care.
We have a robust pipeline of new technologies in various stages of development and evaluation, including the following select projects.
I-Series Expansion and New Indications
We engineered the I-Series humeral stem line to provide a novel stem option for patients suffering from arthritis and a wide spectrum of proximal humeral bone loss or density. Our I-Series humeral stems feature a 2-fin design, specifically engineered for superior rotational control and stability. We launched our initial I-Series system in 2023, the InSet 95 Humeral Stem, which has been well received by the marketplace. The InSet 70 was launched in September 2025, and certain InSet 135 indications have received approval. We are also developing InSet 185 stems to further expand our I-Series humeral stem line. We anticipate pursuing FDA clearance of the InSet 185 stems, as needed, over the next twelve months. These additional clearances, if received from the FDA, will extend the range of available stem sizes and include expanded indications into fracture and revision surgeries.
Technologies for Metal Hypersensitive Patients
Market awareness of the risks and prevalence of metal hypersensitivity has risen in recent years. We have developed a line of humeral head and glenoid technologies for the approximately 10% to 15% of the general population who test positively for a metal hypersensitivity and may experience persistent pain, or other symptoms associated with allergic reactions from metal implants. These development technologies include our Humeral Head and Glenosphere, each constructed from alternative materials which do not incorporate elements that typically represent higher allergic risk for patients who test positively for a metal hypersensitivity. We have received FDA clearance for these solutions in January of 2026.
Adjacent Market Expansion
We are also evaluating expansion into adjacent areas in shoulder surgical care, which may include sports medicine and shoulder trauma markets.
Robotics Platform
In December 2025, the Company announced the development of a robotics platform to design a transformative shoulder-specific micro-robotic solution designed to further enhance shoulder surgical precision, workflow efficiency, and enable exciting, new clinical approaches in the aTSA and rTSA markets. The robotic solution is designed to be integrated with the Company’s ProVoyance platform to deliver a comprehensive technology solution.
Clinical Overview
There is a significant body of clinical evidence that supports the safety, efficacy, and durability of our implants in shoulder arthroplasty, including our InSet Glenoid technology. We are committed to continued investment in obtaining further clinical evidence with the support of surgeons who are recognized as thought leaders in shoulder surgical care. We believe these efforts will continue to generate a substantial body of additional clinical evidence that will drive increased awareness and adoption of our products.
Since our founding, we have contributed to numerous publications that we believe evidence and strengthen our position as a leader in our industry. These studies focus on various patient outcome measures related to pain relief, range of motion, and complication rates, such as ASES outcome scores, Visual Analog Scale (“VAS”) scores and Single-Assessment Numeric Evaluation (“SANE”) scores. An ASES score is a metric derived from a postoperative questionnaire used by surgeons to assess shoulder function and patient well-being. ASES scores are based on a 100-point scale with higher scores indicating better function and less pain. A VAS score is a metric used to measure patient-perceived pain intensity with 10 indicating highest level of pain and 0 indicating no pain. A SANE score is a metric used to measure patient improvement where patients rate their shoulder on a scale from 0 to 100, with 100 being the patient’s normal function. In addition, these studies focus on the most frequent complication associated with shoulder arthroplasty, failure of the glenoid component and published research demonstrates superior implant survivorship (i.e., lack of revision).

As described in greater detail in the table below, the following is a summary of certain of these supportive, peer-reviewed publications:
•A study published in The Journal of Shoulder and Elbow Surgery in 2011 evaluated clinical outcomes of our InSet Glenoid implants at a mean follow-up time of 4.3 years. The results demonstrated statistically significant improvements in the mean ASES outcome score (68-point improvement), VAS scores (6.8-point improvement) and range of motion, with no surgical complications.
•A study published in The Journal of Shoulder and Elbow Surgery in 2012 evaluated the fixation strength and stress distribution of our InSet Glenoid fixation technique. In this study, our InSet Glenoid implants demonstrated no signs of loosening and up to an 87% reduction in displacement.
•A study published in The Journal of Shoulder and Elbow Surgery in 2019 evaluated clinical outcomes of aTSA procedures with our InSet Glenoid at a mean follow-up time of 8.7 years. The results indicated statistically significant improvements in the mean ASES outcome score (72-point improvement), VAS scores (7.6-point improvement) and range of motion, with no surgical complications, no cases of glenoid loosening and no revision surgeries performed at follow-up.
•A study published in The Journal of Shoulder and Elbow Surgery in 2023 evaluated clinical outcomes of aTSA procedures with our InSet Glenoid at a mean follow-up time of 28.7 months. There results indicated significant improvements in ASES scores (43-point improvement), VAS scores (4.2-point improvement) and SANE scores (51.6-point improvement, and statistically significant improvement in range of motion). Additionally, there were low rates of central peg radiographic lucency, asymptomatic loosening of the InSet Glenoid implant, and no patients were revised for implant-related complications.
The table below sets forth additional information regarding these peer-reviewed publications. Some of these studies were conducted with small sample sizes, did not control for clinical variables or have other design limitations (e.g., the studies may be retrospective and are not randomized controlled trials). Except as otherwise noted in the table below, we did not fund or sponsor any of these peer-reviewed publications nor were our employees involved in the studies or publications.

Reference	Source	Study Summary

Gunther et al. (2011)	The Journal of Shoulder and Elbow Surgery
Title: Total shoulder replacement surgery with custom glenoid implants for severe bone deficiency
Authors: Stephen B. Gunther, MD; Tennyson L. Lynch, BS
Description: A retrospective review of seven consecutive patients (three men, four women) treated with shoulder arthroplasty surgery with custom inset glenoid implants for severe bone deficiency at a minimum of three years.
Conclusions: This study documented for the first time the use of custom-made inset glenoid implants in the treatment of severely deficient bone defects for which standard implants are contraindicated. The surgical technique has allowed glenoid implantation to be performed safely in this small group of patients, and the inset technique has been an effective short-term solution for these patients.
At a mean follow-up of 4.3 years, there were statistically significant improvements (P < 0.02) in VAS scores (6.9 to 0.1), ASES outcome scores (26 to 94), and range of motion. No surgical complications occurred. Independent radiographic analysis determined all implants were classified as “low risk” for glenoid loosening.

Gunther et al. (2012)	The Journal of Shoulder and Elbow Surgery
Title: Finite element analysis and physiologic testing of a novel, inset glenoid fixation technique
Authors: Stephen B. Gunther, MD; Tennyson L. Lynch, BS; Desmond O’Farrell, B.Eng (Hons) MM; Christian Calyore; Andrew Rodenhouse, BS
Description: A comparative scientific analysis of glenoid loosening using an inset glenoid fixation technique vs. the standard onlay technique used with a keel or pegged implant. The analysis consists of two separate methods: First, physiologic in vivo cyclic loading of glenoid implants was simulated using the dynamic model described by Anglin et al. and American Society for Testing and Materials (ASTM) F2028-08 Standard Test Methods for Dynamic Evaluation of Glenoid Loosening or Disassociation. Second, finite element analysis was performed to estimate the glenohumeral joint stress and displacement for both standard onlay implants and an inset glenoid implant.
Conclusions: The mechanical testing in this study of the inset glenoid design and fixation technique showed a significant reduction in post-testing distraction after physiologic loading compared with standard onlay design and fixation. The results of the finite element analysis support the concept of inset glenoid fixation based on the significant reduction in stresses on the backside surface on the inset implant compared with the standard onlay implant. Also, the nodal displacement at the edges of the implants under rim loading conditions was significantly reduced for the inset implants, and there was more uniformity of stress distribution along the inset polyethylene surface. This testing shows increased glenoid fixation strength using an inset technique, which may be beneficial in minimizing clinical glenoid loosening.

Gunther et al. (2019)*	The Journal of Shoulder and Elbow Surgery
Title: Long-term follow-up of total shoulder replacement surgery with inset glenoid implants for arthritis with deficient bone
Authors: Stephen B. Gunther, MD; Sterling K. Tran, BS
Description: A retrospective analysis was performed on 21 of 24 consecutive patients treated with inset glenoid implants for severe glenohumeral joint arthritis with bone deficiency with prospectively collected data. Inclusion criteria were patients with shoulder arthritis and severe glenoid bone deficiency, defined by perpendicular glenoid vault depth less than 15 mm. No bone grafts were used. All patients were evaluated preoperatively and after surgery with physical examination, radiographic studies and outcome measures. There were 10 males and 11 females, 17 cases with osteoarthritis and 4 with inflammatory arthritis, and 5 patients with rotator cuff tears (3 full thickness and 2 partial tears). Mean age was 68 years.
Conclusions: This inset glenoid fixation technique offers an innovative approach to a difficult clinical conundrum of shoulder arthritis with deficient glenoid bone. In this series, there were no complications, no cases of glenoid implant loosening and no revision surgeries performed at a mean 8.7-year follow-up. This technique is also safe, because there is only minimal penetration of the glenoid surface bone. Finally, the technique is simple and easily reproducible. It is a reasonable alternative to other current techniques available for patients with shoulder joint arthritis, severe bone deficiency, and an intact rotator cuff.
At a mean follow-up of 8.7 years, there were statistically significant improvements (P < 0.001) in VAS scores (7.7 to 0.1), ASES outcome scores (23 to 95) and range of motion.

Johnston et al. (2023)	The Journal of Shoulder and Elbow Surgery
Title: Clinical and radiographic outcomes following anatomic total shoulder arthroplasty utilizing an inset glenoid component at 2-year minimum follow-up: a dual center study
Authors: Peter S. Johnston, MD; John T. Strony, MD; Jessica L. Churchill, MD; Roma Kankaria, BS; Benjamin W. Sears, MD; Grant E. Garrigues, MD; Robert J. Gillespie, MD
Description: A retrospective review of 75 patients undergoing aTSA using an inset glenoid component by two fellowship-trained shoulder surgeons at two separate institutions from August 2016 to August 2019 with minimum follow-up of two years. Range of motion and ASES, VAS and SANE scores were obtained. Radiographic outcomes, including central peg lucency and glenoid loosening, were assessed by three independent reviewers on the postoperative Grashey and axillary radiographs obtained at the final follow-up.
Conclusions: At 2-year minimum follow-up, there were significant improvements in range of motion, VAS, SANE and ASES scores with low rates of central peg radiographic lucency and glenoid loosening. Additional long-term follow-up is needed to further clarify the advantages of InSet glenoid components when used in anatomic shoulder arthroplasty.

*As part of this publication, Mr. Gunther received 6,551 warrants to purchase our Series B convertible preferred stock in January 2020.
In addition, we are investing in a registry to collect observational non-randomized standard-of-care data to document survival of our implant and evaluate the short- and long-term clinical and radiographic outcomes associated with real world use of our implant systems. The primary purpose of the registry will be to assess survival of our implant with or without revision at 2 years, 5 years and 10 years post-operatively. We believe this registry will provide further clinical support and additional clinical evidence that will drive increased awareness and adoption of our products.
Coverage and Reimbursement
We sell our systems directly to hospitals, outpatient care centers and ASCs. These customers in turn bill various third-party payors, such as Medicare, Medicaid and private health insurance plans, for the total healthcare services required to treat the patient. Government agencies, private insurers and other payors determine whether to provide coverage for a particular procedure and to reimburse hospitals, outpatient care centers and ASCs at rates based on a prospective payment system. For procedures performed during a hospital inpatient stay, Medicare generally reimburse hospitals a single bundled payment that is based on the patient’s principal diagnosis, up to 24 additional diagnoses and up to 25 procedures performed during the stay. Cases are classified into Medicare Severity-Diagnosis Related Groups, for payment under the Medicare Inpatient Prospective Payment System, for all items and services provided to the patient during a single hospitalization, regardless of whether procedures utilizing our products are performed during such hospitalization. Medicare rates for the same or similar procedures vary due to geographic location, nature of facility in which the procedure is performed and other factors. With respect to procedures performed in a hospital outpatient setting, all items and services paid under the Medicare outpatient prospective payment system, are assigned to payment groups called Ambulatory Payment Classifications, which group together items and services that are similar clinically and in terms of resource use. With respect to ASCs, covered procedures are assigned to ASC payment groups, which then determines the amount that Medicare pays for facility services furnished in connection with a covered procedure. Effective January 1, 2024, CMS added total shoulder arthroplasty to the list of covered procedures that can be performed in ASCs, which facilitated reimbursement and further supported the growth of ASCs as a key site of care in the shoulder surgical care market. While private payors vary in their coverage and payment policies, most use coverage and payment by Medicare as a benchmark by which to make their own decisions.
Reimbursement for professional services performed by physicians are also reported using CPT codes and based on a different payment methodology. Procedures using our systems are reported under CPT code 23470 for partial shoulder arthroplasty and CPT Code 23472 for total shoulder arthroplasty:
•CPT 23470 (Arthroplasty, glenohumeral joint; hemiarthroplasty) – Customers may categorize a procedure using our system as a partial shoulder arthroplasty when the reconstruction procedure is limited to the humeral articulation, and no replacement of the scapular articular surface (glenoid) is made.
•CPT 23472 (Arthroplasty, glenohumeral joint; total shoulder (glenoid and proximal humeral replacement (e.g., total shoulder))) – Customers may categorize a procedure using our system as a total shoulder arthroplasty when either aTSA or rTSA reconstruction is performed and the articular surfaces of both the humerus and the scapula are replaced by artificial components.
Intellectual Property
Intellectual property, including patents, trade secrets, trademarks and copyrights, is important to our business. Our commercial success depends in part on our ability to obtain and maintain proprietary intellectual property protection for our current products as well as for future product candidates and novel discoveries, product development technologies, and know-how. Our commercial success also depends in part on our ability to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. We seek to maintain our proprietary position by, among other means, filing United States and foreign patent applications to obtain issued patents with claims directed to our products, product candidates, technology, inventions, and improvements that are important to the development and implementation of our business. We may also license from third parties certain patent rights and proprietary know-how that we believe to be necessary or useful to our business. Additionally, we protect our proprietary know-how that may not be patentable, and other confidential information, by maintaining and implementing appropriate policies and procedures with respect to secrecy and confidentiality.
We are currently seeking and maintaining patent protection in the United States and key foreign jurisdictions where we intend to market our products, and plan to do so with respect to any of our future product candidates. Our patent portfolio includes a combination of patents and pending patent applications solely held by us.
As of December 31, 2025, our owned patent estate contains 11 patent families comprising 13 issued U.S. patents, nine issued foreign patents, 13 pending U.S. non-provisional patent applications and 20 pending foreign patent applications. The patent families cover different aspects of glenoid implants, humeral implants, instrumentation, and reverse shoulder replacement systems, devices and methods.The 13 issued U.S. patents are expected to expire between August 2027 and

October 2041, after accounting for potentially available patent term adjustments, and assuming payment of appropriate maintenance, renewal, annuity and other governmental fees. Any patents that may issue from the 13 pending U.S. patent applications are expected to expire between September 2035 and August 2043, without accounting for potentially available patent term adjustments, term-limiting effects of terminal disclaimers and assuming payment of appropriate maintenance, renewal, annuity and other governmental fees. The nine issued foreign patents include one or more issued patents in jurisdictions such as Australia, Canada, Europe (validated in one or more of Germany, France, Switzerland and the U.K. and/or registered as having unitary effect) and Japan, and are expected to expire between February 2026 and March 2040, without accounting for potentially available patent term extensions and assuming payment of appropriate maintenance, renewal, annuity and other governmental fees. The 20 pending foreign patent applications include one or more pending applications in jurisdictions such as Australia, China, Europe and Japan, and are expected to expire between April 2038 and January 2045, without accounting for potentially available patent term extensions and assuming payment of appropriate maintenance, renewal, annuity and other governmental fees. Calculation of the expiration of issued patents is complex, varies by country and is based upon many factors. Accordingly, the expiration dates are estimates.
Our owned U.S. and foreign patents and patent applications generally relate to aTSA, rTSA, and instrumentation systems for aTSA and rTSA. Our owned issued U.S. and foreign patents are set forth in the table below, which are directed to our relevant technologies, including glenoid implants, humeral implants, reverse shoulder replacement systems and instrumentation for shoulder replacement.
The term of individual patents in our portfolio depends upon the legal term of patents in the countries in which they are obtained. In most countries in which we file, including the United States, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the term of a patent may be reduced due to terminal disclaimer made to overcome a double patenting rejection, or may be lengthened by patent term adjustment, which permits patent term restoration as compensation for delays incurred at the USPTO during the patent prosecution process.
The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. The relevant patent laws and their interpretation outside of the United States is also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our technology or product candidates and could affect the value of such intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions and improvements. We cannot guarantee that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our products, the methods of use or manufacture of those products. Moreover, issued patents do not guarantee the right to practice our technology in relation to the commercialization of our products. Issued patents only allow us to block potential competitors from practicing the claimed inventions of the issued patents in the countries in which such patents are issued.
Further, patents and other intellectual property rights in the medical device space are evolving and involve many risks and uncertainties. For example, third parties may have blocking patents that could be used to prevent us from commercializing our product candidates and practicing our proprietary technology. Our issued patents may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or could limit the term of patent protection that otherwise may exist for our product candidates. In addition, the scope of the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies that are outside the scope of the rights granted under any issued patents. For these reasons, we may face competition with respect to our product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any patent protection for such product may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides.
We also rely on trade secrets relating to our discovery programs and product candidates, and seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. It is our policy and practice to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us, and for employees and consultants to enter into invention assignment agreements with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Where applicable, the agreements provide that all inventions to which the individual contributed as an inventor shall be assigned to us, and as such, will become our property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.
Software License Agreement with Genesis Software
On October 22, 2020, we entered into a software license agreement with Genesis Software, which was amended and restated on January 1, 2023 (as amended and restated, the “License Agreement”). Pursuant to the License Agreement, Genesis Software granted us an exclusive, worldwide, transferable, sublicensable and royalty-bearing license under Genesis Software’s SaaS surgery planning platform software, including all intellectual property rights therein, updates, upgrades and other modifications thereto, and object code, source code and other surgery planning software developed or controlled by Genesis Software during the term of the License Agreement (collectively, the “Licensed Software”), to store, use copy, make derivative works from, modify, extend, enhance and improve the Licensed Software in the field of shoulder surgical procedures primarily related to replacement of the shoulder joint articulation (i.e., anatomic shoulder arthroplasty, reverse shoulder arthroplasty, revision shoulder arthroplasty, and hemi-shoulder arthroplasty) (the “Field of Use”). The Licensed Software is utilized in connection with ProVoyance. We granted Genesis Software a limited, non-exclusive, non-transferable license to use data generated by us through our use of the Licensed Software solely in connection with customization of an implant other software products outside the Field of Use. Genesis Software granted us a limited, non-exclusive, non-transferable license under identified data collected by Genesis Software through its use of the Licensed Software outside of the Field of Use for our use within the Field of Use. We also agreed to compensate Genesis Software for certain development, consulting, and support services related to the Licensed Software that we may request from time to time.
Pursuant to the License Agreement, we paid Genesis Software an upfront license fee of $1.0 million and a milestone payment of $0.5 million upon receipt of FDA clearance of the Licensed Software. We are also required to pay Genesis Software royalties of a mid-single-digit percentage on net sales of shoulder replacement products that incorporate or use the Licensed Software until the earlier of (i) the tenth anniversary of the effective date of the License Agreement and (ii) such time as the aggregate amount of royalties, upfront license fee and milestone due upon receipt of FDA clearance paid to Genesis Software reaches $7.0 million. At any time prior to the tenth anniversary of the effective date of the License Agreement, we have the right to buy out our royalty obligations by paying Genesis Software the difference between the aggregate amounts already paid to Genesis Software and $7.0 million, upon which our rights under the License Agreement shall become irrevocable and perpetual and shall be royalty-free and fully-paid.
The term of the License Agreement shall continue until earlier terminated in accordance with the terms therein. The License Agreement may be terminated for cause by either party: (i) if the other party breaches a material provision of the License Agreement and fails to cure such breach within a specified notice and cure period or (ii) upon the bankruptcy, insolvency or certain dissolution or liquidation events of other party.
Manufacturing and Supply
We utilize third-party manufacturing and supply providers to manufacture our implants. We believe this outsourcing strategy provides the expertise and capacity required to effectively and efficiently scale production based on demand, and helps to ensure low-cost production and a capital efficient business model. The majority of our products are provided by single-source suppliers. For example, Avalign Technologies manufactures and supplies our humeral stems, Micropulse is our sole source for Inset Glenoid, Trifecta Medical Group manufactures and supplies our trays and RMD supplies surgical instruments used during procedures involving our systems. We also utilize a single supplier for significant majority of our sterilization needs.
We generally do not have long-term contracts with these third parties and our supply arrangements generally do not include minimum manufacturing or purchase obligations. We primarily order products through the use of purchase orders. As such, we generally do not have any obligation to purchase any given quantity of products, and our suppliers generally have no obligation to sell to us or to manufacture for us any given quantity of our products or components of our systems. We maintain strong working relationships with our suppliers and we believe our current network of third-party manufacturing and supply providers provides for sufficient capacity to meet projected market demand for our products for the foreseeable future.
While there are other suppliers that could make or provide any one of our products, we seek to manage single-source supplier risk by regularly assessing the quality and capacity of our suppliers, implementing supply and quality control protocols where appropriate and actively managing lead times and inventory levels. In addition, we are currently in the process of identifying and approving alternative suppliers to dual- or multi-source certain of our products and we are working with key strategic partners on internal redundancy of certain products. We generally seek to maintain sufficient supply levels to help mitigate any supply interruptions and enable us to find and qualify another source of supply. For certain products, we estimate that it could take between six and twelve months to find and qualify a second source. Order quantities and lead times are based on internal forecasts, which are derived from historical demand and anticipated future demand. Lead times vary depending on the size of the order, time required to manufacture, specific supplier requirements and current market demand and dynamics for the raw materials, sub-assemblies and parts related to our products.
Our third-party manufacturing and supply providers are evaluated, qualified and approved through our supplier quality program, which includes verification and monitoring procedures to help ensure that our suppliers comply with FDA and ISO standards, as well as our own specifications and requirements. We inspect and verify products under strict processes supported by internal policies and procedures. We maintain a rigorous change control policy to assure that no product or process changes are implemented without our prior review and approval.
Competition
Our industry is competitive, subject to technological change and significantly affected by new product introductions and market activities of other industry participants. Our competition includes medical device manufacturers in the shoulder surgical care market and in the shoulder arthroplasty market in particular. For example, companies operating in our market include Arthrex, Enovis, Exectech, Johnson & Johnson, Smith & Nephew, Stryker, and Zimmer Biomet as well as a number of smaller companies. There are a significant number of approved devices for shoulder surgical care and shoulder arthroplasty, and we expect competition will intensify over time.
Many of our competitors have longer, more established operating histories, and in some cases significantly greater name recognition and financial, technical, marketing, sales, distribution and other resources. In addition, certain competitors have several competitive advantages, including international operations with significant scale and established relationships with hospitals, outpatient care centers and ASCs and surgeons who use their devices and are familiar with existing devices on the market. In addition to competing for market share, we also compete against these companies for personnel, including qualified personnel that are necessary to grow our business.
We believe the principal competitive factors in our market include:
•product features and design;
•patient experience, including recovery time, level of discomfort and post-operative results;
•acceptance by surgeons and other key stakeholders in the shoulder surgical care market;
•surgeon learning curves and willingness to adopt new techniques;
•ease of use and reliability, including preoperative planning tools;
•economic benefits and efficiencies for hospitals, outpatient care centers, ASCs and surgeons;
•effective distribution and marketing to surgeons and potential patients, including physician education and information sharing programs;
•product quality and standards, including our reputation with customers and surgeons;
•intellectual property; and
•customer service and support capabilities.
We believe we have established a compelling value proposition to compete favorably in this market. However, conditions in our market could change rapidly and significantly as a result of technological advancements, partnerships, or acquisitions by competitors or continuing market consolidation and we expect the competitive environment to remain intense. For example, we have seen and continue to see consolidation amongst our competitors and have seen and continue to see our competitors innovate and improve upon traditional implants and technologies. If our competitors have greater resources and access to funding than us, they may be able to finance the development of new technologies and products before we are able to do so, which may allow them to gain market share or enter new markets before us or provide lower-priced or better-quality offerings.

Government Regulation
Our products and our operations are subject to extensive regulation by the FDA, and other federal and state authorities in the United States. Our products are subject to regulation as medical devices in the United States under the Federal Food, Drug and Cosmetic Act (the “FDCA”), as implemented and enforced by the FDA.
United States Regulation of Medical Devices
The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices, including software such as AI/ML, to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA. In addition, the FDA collects user fees for certain medical device submissions (including all submissions for marketing authorization) and annual fees for medical device establishments.
FDA Marketing Authorization Requirements
Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a premarket notification submitted under Section 510(k) of the FDCA, approval of a PMA, or classification under the de novo classification process. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality Management System Regulation (the “QMSR”), which amended the QSR, facility registration and product listing, Medical Device Reporting, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to provide reasonable assurance of device safety and effectiveness. These special controls can include performance standards, post-market surveillance, patient registries, and FDA guidance documents.
While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA (or a “510(k) notice”) requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) notice is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Some pre-amendment devices are unclassified, but are subject to FDA’s premarket notification and clearance process in order to be commercially distributed. Where software, including AI/ML-based software, qualifies as a device, this same classification scheme and regulatory path to market applies.
510(k) Clearance Marketing Pathway
To obtain 510(k) clearance, a company must submit to the FDA a premarket notification demonstrating that the proposed device is “substantially equivalent” to a legally marketed predicate device. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, a device that was found substantially equivalent through the 510(k) process, or a 501(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, FDA collects user fees for certain medical device submissions and annual fees and for medical device establishments.
If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the de novo classification process.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, PMA approval. The FDA requires each manufacturer to determine whether the proposed change requires a new marketing submission in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until such marketing authorization has been granted. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.
PMA Approval Pathway
The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices. Most Class III devices require PMA approval before they can be marketed, although some pre-amendment Class III devices for which FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the applicant and/or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QMSR.
The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA approval or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.
Certain changes to an approved device, such as changes in manufacturing facilities, methods, or quality control procedures, or changes in the design performance specifications, which affect the safety or effectiveness of the device, require submission of a PMA supplement. PMA supplements often require submission of the same types of information as a PMA, but are limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel. Certain other changes to an approved device require the submission of a new PMA, such as when the design change causes a different intended use, mode of operation, and technical basis of operation, or when the design change is so significant that a new generation of the device will be developed, and the data that were submitted with the original PMA are not applicable to demonstrate a reasonable assurance of safety and effectiveness for the modified device.
De Novo Classification
Medical device types that the FDA has not previously classified as Class I, II, or III are automatically classified into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a route to market for low-to-moderate risk medical devices that are automatically placed into Class III due to the absence of a suitable predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low to moderate risk, rather than requiring the submission and approval of a PMA application. Pursuant to the Food and Drug Administration Safety and Innovation Act (“FDASIA”), manufacturers may request de novo classification directly without first submitting a 510(k) notice and receiving a not-substantially-equivalent determination.

Under FDASIA, FDA is required to classify the device within 120 days following receipt of the de novo request, although the process may take significantly longer. A de novo request seeking reclassification into Class II must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. If FDA grants the de novo request, the device may be legally marketed in the United States, and the FDA will issue a new classification regulation defining the new device type. This device type may be used subsequently as a predicate device for future 510(k) submissions. However, the FDA may reject the request if the FDA identifies a legally marketed predicate device that would be appropriate for a 510(k) notice, determines that the device is not low-to-moderate risk, or determines that General Controls would be inadequate to mitigate the risks and/or adequate special controls cannot be developed. After a device receives de novo classification, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, another de novo request or even PMA approval.
Clinical Trials
Clinical trials are almost always required to support a PMA and de novo classification, and are sometimes required to support a 510(k) submission. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption (“IDE”) regulations, which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA in 21 C.F.R. § 812.3(m), the device sponsor must submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. If the device under evaluation does not present a significant risk to human health as defined by the FDA, then the IDE application is not required before initiating human clinical trials, but the sponsor must still comply with abbreviated IDE requirements when conducting such trials. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.
Regardless of the degree of risk presented by the medical device, clinical studies must be approved by, and conducted under the oversight of, an Institutional Review Board (“IRB”) for each clinical site. The IRB is responsible for the initial and continuing review of any IDE, and may impose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and complying with labeling and record-keeping requirements. In some cases, an IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.
During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA’s regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, the sponsor, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.
Post-Market Regulation of Medical Devices
After a medical device obtains premarket authorization and is placed on the market, numerous regulatory requirements continue to apply. These requirements include:
•device listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;
•the QMSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, validation, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;

•labeling regulations and FDA prohibitions against the promotion of products for uncleared or unapproved uses or indications;
•obtaining a new marketing authorization prior to implementing modifications that could significantly affect the device’s safety or effectiveness or that would constitute a major change in intended use;
•medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;
•correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
•regulations pertaining to voluntary recalls;
•the FDA’s recall authority, whereby it can ask, or under certain conditions order, manufacturers to recall from the market a device that is in violation of governing laws and regulations;
•post-market restrictions or conditions, including post-market study commitments; and
•post-market surveillance regulations, which apply, when necessary, to protect the public health or to provide additional safety and effectiveness data for the medical product.
Manufacturing processes for medical devices are required to comply with the applicable portions of the QMSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QMSR also requires, among other things, maintenance of a device master file, design history file, and complaint files. Manufacturers are subject to periodic scheduled and unscheduled inspections by the FDA. Failure to maintain compliance with the QMSR requirements could result in the shut-down of, or restrictions on, manufacturing operations and the recall or seizure of marketed products. The discovery of previously unknown problems with any marketed products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or approval, or off-label in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.
The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that a manufacturer has failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:
•warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;
•recalls, withdrawals, or administrative detention or seizure of our products;
•operating restrictions or partial suspension or total shutdown of production;
•refusing or delaying requests for 510(k) clearance, de novo classification, or PMA approval of new or modified products;
•withdrawing 510(k) clearances, de novo classifications, or PMA approvals that have already been granted;
•refusal to grant export approvals for our products; or
•criminal prosecution.
Foreign Government Regulation
In addition to U.S. regulations, medical devices are subject to a variety of foreign government regulations.

Foreign Regulation of Medical Devices
Regulation of Medical Devices in the European Union
The EU has adopted specific directives and regulations regulating the design, manufacture, clinical investigation, conformity assessment, labeling and adverse event reporting for medical devices.
Until May 25, 2021, medical devices were regulated by the Council Directive 93/42/EEC (“EU Medical Devices Directive”), which has been repealed and replaced by Regulation (EU) No 2017/745 (“EU Medical Devices Regulation”). Unlike directives, regulations are directly applicable in all EU member states without the need for member states to implement into national law.
In the EU, there is currently no premarket government review of medical devices. However, all medical devices placed on the EU market must meet general safety and performance requirements, including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art.
Compliance with the general safety and performance requirements is a prerequisite for European conformity marking (“CE mark”), without which medical devices cannot be marketed or sold in the EU. To demonstrate compliance with the general safety and performance requirements medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low-risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturer’s quality system. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.
Throughout the term of the certificate of conformity, the manufacturer will be subject to periodic surveillance audits to verify continued compliance with the applicable requirements. In particular, there will be a new audit by the notified body before it will renew the relevant certificate(s).
All manufacturers placing medical devices into the market in the EU must comply with the EU medical device vigilance system. Under this system, serious incidents and Field Safety Corrective Actions (“FSCAs”), must be reported to the relevant authorities of the EU member states. Manufacturers are required to take FSCAs defined as any corrective action for technical or medical reasons to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device.
The aforementioned EU rules are generally applicable in the EEA, which consists of the 27 EU Member States plus Norway, Liechtenstein and Iceland.
Regulation of Medical Devices in the United Kingdom
The EU Medical Devices Regulation is not applicable in Great Britain due to Brexit. Existing EU directives governing all medical devices have been given effect in domestic law through the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) (“UK Medical Devices Regulations”). This means that since January 1, 2021, the Great Britain route to market is still based on the requirements derived from the pre-existing EU legislation. As a standalone regulatory body, the Medicines and Healthcare products Regulatory Agency (“MHRA”) is responsible for regulating medical devices in Great Britain (England, Scotland and Wales) and Northern Ireland, though Northern Ireland is aligned with EU legislation and regulations regarding medical devices as a result of the Northern Ireland Protocol that took effect in January 2021. The UK government has passed the Medicines and Medical Devices Act which came into force on 11 February 2021 and which allows the secretary of state or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medical devices including the UK Medical Devices Regulations. In addition, the Trade Deal between the UK and the EU generally provides for cooperation and exchange of information between the parties in the areas of product safety and compliance, including market surveillance, enforcement activities and measures, standardization-related activities, exchanges of officials, and coordinated product recalls. As such, processes for compliance and reporting should reflect requirements from regulatory authorities.
Under the UK Medical Devices Regulations, in order to be lawfully placed on the Great Britain market, certain medical devices need to be “UKCA” certified by a UK approved body. However, certain medical devices in compliance with: (1) the EU Medical Devices Directive can continue to be placed on the Great Britain market until the sooner of certificate expiration or June 30, 2028; or (2) the EU Medical Devices Regulation can continue to be placed on the Great Britain market until the sooner of certificate expiration or June 30, 2030. The EU no longer recognizes conformity assessment activities performed by UK notified bodies for medical devices placed on the market since January 1, 2021. Notified bodies must be located in an EU member state, or territory where there is a Mutual Recognition Agreement (“MRA”), that allows the marketing of medical devices that meet EU requirements, there is (currently) no such MRA between the UK and the EU.
Furthermore, on December 16, 2024, the UK government published an amendment to UK Medical Devices Regulations to clarify and strengthen the post-market surveillance requirements for medical devices in Great Britain. This amendment will come into force on June 16, 2025 and aims to facilitate greater traceability of incidents and trends enabling the MHRA to act swiftly when needed to address safety issues and support the entire health system in better protecting patients. In addition, the MHRA launched a consultation from November 14, 2024 to January 5, 2025 on proposals to update the pre-market requirements for medical devices in Great Britain, covering four topics, namely: (1) a new international reliance scheme to enable swifter market access for certain devices that have already been approved in a comparable regulator country; (2) the new UK Conformity Assessed (“UKCA”) mark and, in particular, proposals to remove the requirement to place such UKCA marking on devices; (3) conformity assessment procedures for in vitro diagnostic devices; and (4) maintaining in UK law certain pieces of “assimilated” EU law which are due to sunset in 2025. This consultation builds on the MHRA’s previous consultation between September and November 2021, and the UK government’s response to that consultation which was published on June 26, 2022. The MHRA has stated that it will incorporate feedback to its recent consultation into new legislation on pre-market requirements for medical devices in Great Britain. The new legislation is expected to be implemented in 2026 and aims to enable greater international collaboration and practices, with more patient-centered, proportionate requirements for medical devices which are responsive to technological advances.
Coverage and Reimbursement
In the United States, our currently authorized products are commonly treated as general supplies utilized in orthopedic surgery and if covered by third-party payors, are paid for as part of the surgical procedure. Our commercial success depends in part on the extent to which governmental authorities, private health insurers and other third-party payors provide coverage for and establish adequate reimbursement levels for the procedures during which our products are used. Failure by physicians, hospitals, ASCs and other users of our products to obtain sufficient coverage and reimbursement from third-party payors for procedures in which our products are used, or adverse changes in government and private third-party payors’ coverage and reimbursement policies, could directly impact the demand for our products.
Based on our experience to date, third-party payors generally reimburse for the surgical procedures in which our products are used only if the patient meets the established medical necessity criteria for surgery. Some payors are moving toward a managed care system and control their healthcare costs by limiting authorizations for surgical procedures, including elective procedures using our devices. Although no uniform policy of coverage and reimbursement among payors in the United States exists and coverage and reimbursement for procedures can differ significantly from payor to payor, reimbursement decisions by particular third-party payors may depend upon a number of factors, including the payor’s determination that use of a product is:
•a covered benefit under its health plan;
•appropriate and medically necessary for the specific indication;
•cost effective; and
•neither experimental nor investigational.
Third-party payors are increasingly auditing and challenging the prices charged for medical products and services with concern for upcoding, miscoding, using inappropriate modifiers, or billing for inappropriate care settings. Some third-party payors must approve coverage for new or innovative devices or procedures before they will reimburse healthcare providers who use the products or therapies. Even though a new product may have been cleared for commercial distribution by the FDA, we may find limited demand for the product unless and until reimbursement approval has been obtained from governmental and private third-party payors.
We believe the overall escalating cost of medical products and services being paid for by the government and private health insurance has led to, and will continue to lead to, increased pressures on the healthcare and medical device industry to reduce the costs of products and services. All third-party reimbursement programs are developing increasingly sophisticated methods of controlling healthcare costs through prospective reimbursement and capitation programs, group purchasing, redesign of benefits, requiring second opinions prior to major surgery, careful review of bills, encouragement of healthier lifestyles and other preventative services and exploration of more cost-effective methods of delivering healthcare.
In addition to uncertainties surrounding coverage policies, there are periodic changes to reimbursement levels. Third-party payors regularly update reimbursement amounts and also from time to time revise the methodologies used to determine reimbursement amounts. This includes routine updates to payments to physicians, hospitals and ASCs for procedures during which our products are used. These updates could directly impact the demand for our products.
Other U.S. Healthcare Laws
Device manufacturers are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, U.S. federal and state anti-kickback, fraud and abuse, false claims, consumer fraud, and transparency laws and regulations.
For example, the federal Anti-Kickback Statute prohibits, among other things, individuals or entities from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation.
The federal civil and criminal false claims laws, including the civil False Claims Act, prohibit, among other things, any individual or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.
The Civil Monetary Penalty Laws impose penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent, or offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier.
HIPAA created additional federal civil and criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation.
The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (defined to include physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse midwives) and teaching hospitals, and further requires applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members.
Similar state and local laws and regulations may also restrict business practices in the medical device industries, such as state anti-kickback and false claims laws, which may apply to business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-

government third-party payors, including private insurers, or by patients themselves; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities; state laws that prohibit fee-splitting arrangements between companies and physicians and other healthcare professionals; and state and local laws that require the registration of sales representatives.
Violation of any of such laws or any other government regulations that apply may result in penalties, including, without limitation, civil and criminal penalties, damages, fines, additional reporting obligations, the curtailment or restructuring of operations, exclusion from participation in government healthcare programs and individual imprisonment.
Healthcare Reform
The United States is considering or has enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of our products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our products.
The implementation of the ACA in the United States, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The ACA, among other things, provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Additionally, the ACA has expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted that tighten margins and intensify burdens for healthcare providers that use our products. For example, the Budget Control Act of 2011, among other things, reduced Medicare payments to providers, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032 unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
The Medicare Access and CHIP Reauthorization Act of 2015 repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments which began in 2019 that are based on various performance measures and physicians’ participation in alternative payment models, such as accountable care organizations. Each year, CMS updates Medicare payments for physician services through rulemaking, based on parameters established under law. In November 2024, CMS finalized a 2.83% decrease in the physician fee schedule conversion factor, a key aspect of physician payment rates under the Medicare program. This resulted in an average payment cut of 2.93% to physicians and other clinicians, which took effect on January 1, 2025 and remains in effect today, unless Congress takes additional action.
We expect additional state and federal healthcare reform measures to be adopted in the future, particularly given the recent change in administration, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.
Data Privacy and Security Laws
Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
Employees and Human Capital Resources
As of December 31, 2025, we had 75 employees, 72 of which were full-time. None of our employees are represented by a labor union or party to a collective bargaining agreement. We consider our relationship with our employees to be good.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain, and motivate selected employees, consultants, and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.
Corporate Information
Shoulder Innovations was originally incorporated under the laws of the State of Delaware in October 2014. Our principal executive offices are located at 1535 Steele Avenue SW, Suite B, Grand Rapids, Michigan 49507 and our telephone number is (616) 294-1026. Our website address is https://shoulderinnovations.com/. Our website also contains copies of our Corporate Governance Guidelines and Code of Ethics and Conduct, as well as the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Within the time period required by the SEC, we will post on our website any amendment to our Corporate Governance Guidelines and Code of Ethics and Conduct and any waiver applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The information contained on, or that can be accessed through, our website is not incorporated by reference into, and is not a part of, this Annual Report. Investors should not rely on any such information in deciding whether to purchase our common stock.

Available Information
Our reports filed with or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available, free of charge, on our investor relations website at https://ir.shoulderinnovations.com/ as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other companies that file materials with the SEC electronically. Copies of our reports on Form 10-K, Forms 10-Q, and Forms 8-K, and amendments to those reports may also be obtained, free of charge, electronically through our investor relations website located at the web address appearing above as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. We use our investor relations website as a means of disclosing material information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, in addition to following our press releases, SEC filings, and public conference calls and webcasts.

The content of our websites and information that we may post on or provide to online and social media channels and information that can be accessed through our websites or these online and social media channels are not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our websites or these online and social media channels are intended to be inactive textual references only.

Item 1A. Risk Factors
Our business involves a high degree of risk. The risks and uncertainties described below are not the only ones we face. If any of the following risks and uncertainties develop into actual events or circumstances, they could have a material adverse effect on our business, financial condition and results of operations. In that event, the market price of our common stock could decline, and you could lose all your investments. You should carefully read the following risk factors, together with our audited financial statements and the related notes and all other information included in this Annual Report and our other filings with the SEC.

Risks Related to Our Financial Condition and Capital Requirements
We are an early-stage company with a history of significant net losses, we expect to incur operating losses in the future and we may not be able to achieve or sustain profitability.
We have incurred annual net losses since our inception, and we expect to incur additional substantial losses in the foreseeable future. For the year ended December 31, 2025 and 2024, we had a net loss of $40,359 thousand and $15,619 thousand, respectively. As of December 31, 2025, we had an accumulated deficit of $97,400 thousand. To date, we have financed our operations primarily through equity and debt financings and from sales of our shoulder replacement implants. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our implant systems, costs related to our sales and marketing efforts and general research and development expenses, including costs related to regulatory initiatives to obtain marketing approval. These investments may be more costly than we expect, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed or not enough to offset our higher operating expenses, such investments may not result in increased revenue or growth in our business, which will lead to increased net losses. In addition, as a public company we incur significant legal, accounting and other expenses that we did not incur as a private company. Accordingly, we expect to continue to incur operating losses for the foreseeable future. Our failure to achieve and sustain profitability in the future will make it more difficult to finance our business and accomplish our strategic objectives, which would have a material adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline. In addition, failure of our solutions to significantly penetrate the target markets would negatively affect our business, financial condition and results of operations.
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
As of December 31, 2025, we had an aggregate of approximately $15,000 thousand in principal outstanding under Trinity Loan Agreement. The Trinity Loan Agreement, which we entered into in August 2023, as amended by the First Amendment to the Loan and Security Agreement on April 23, 2024 and the Second Amendment to the Loan and Security Agreement on July 21, 2025, consists of term loans of up to $45,000 thousand and bears interest at an annual rate equal to the greater of the prime rate plus 3.50% and 11.00%. Under the Trinity Loan Agreement, the prime rate is equal to the greater of 8.0% per year and the prime rate as reported in The Wall Street Journal. We must make interest payments under the Trinity Loan Agreement, which has diverted and will continue to divert resources from other activities. For the year ended December 31, 2025, we incurred interest expense, net of $70 thousand, which included payments made under the Trinity Loan Agreement. Our obligations under the Trinity Loan Agreement are collateralized by substantially all of our assets, including intellectual property, and we are subject to customary affirmative and negative covenants limiting our ability to, among other things, relocate or dispose of assets, undergo a change in control, merge or consolidate, enter into certain transactions with affiliates, make acquisitions, incur debt, pay dividends, grant liens, store certain amounts of inventory or equipment with third parties and make investments, in each case subject to certain exceptions.
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
Our net revenue and profitability is directly dependent upon the sales and marketing efforts of our commercial organization and the effectiveness of our CEME team. Our commercial organization is comprised of a team of dedicated commercial leaders, our CEME team and a network of independent distributors. In order to expand our business, we plan to expand our dedicated commercial leadership team with individuals who have strong technical backgrounds specializing in sales and marketing of products for shoulder arthroplasty procedures and within the shoulder surgical care market. As we increase our marketing efforts, we will need to retain, develop and grow the number of team members that we employ. We intend to invest in recruiting and training dedicated commercial leadership team members and clinical representatives as we expand our business. There is significant competition for personnel experienced in relevant medical device sales and in shoulder surgical care in particular. Once hired, the training process can be lengthy because it requires significant education for new dedicated commercial leadership team members and clinical specialists to achieve the level of clinical competency and expertise that is expected by surgeons that use our systems. In addition, team members typically require at least one year if not longer in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. Our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled members of our commercial organization with significant technical knowledge. If we are unable to attract, motivate, develop and retain a sufficient number of such team members, or if these team members do not achieve the productivity levels we expect them to reach, our net revenue will not grow at the rate we expect and our financial performance will suffer. Also, to the extent we hire personnel from our competitors, we may have to wait until applicable non-competition provisions have expired before deploying such personnel in restricted territories or incur costs to relocate personnel outside of such territories, and we have been in the past, and may be subject to future allegations that these new hires have been improperly solicited, and that they have divulged to us proprietary or other confidential information of their former employers. Additionally, because the market for our target team members is competitive, our competitors may try to hire our team members from us. If successful, we would be required to dedicate resources to recruiting, filling and training those vacant positions. Any of these risks may adversely affect our business.
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
Our estimates of our addressable market are based on publicly-available information, a number of internal and third-party estimates and assumptions, including the prevalence of aTSA and rTSA procedures and management’s knowledge and experience in the shoulder surgical care market. For example, we believe that the aging of the general population and increasingly active lifestyles will continue and that these trends will increase the demand for effective devices and implant systems to be used in connection with shoulder arthroplasty procedures. Furthermore, we currently only operate in the United States, which is the largest market for shoulder arthroplasties, and any contraction in this market or incorrect assumptions about the current and future development of the market would have a material impact on our results of operations and financial condition. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and our estimates may not be correct. The projected growth of annual shoulder arthroplasty procedures, including in ASCs, and demand for our systems could materially differ from actual demand if our assumptions regarding these trends and acceptance of our systems by the medical community prove to be incorrect or do not materialize, or if non-surgical treatments or other surgical techniques gain more widespread acceptance as a viable alternative to our systems or products. In addition, even if the number of people who undergo shoulder arthroplasty procedures increases as we expect, technological or medical advances could provide alternatives to address shoulder conditions and reduce demand for shoulder arthroplasty procedures or for our particular systems. As a result, our estimates of the addressable market for our current or future products may prove to be incorrect. Even if the total addressable market for our current and future products is as large as we have estimated, we may not be able to penetrate this market to capture additional market share for the reasons discussed in this “Risk Factors” section. The estimated market opportunities included in this Annual Report represent the total overall revenue opportunity that we believe is available for our systems if 100% market share is achieved by us, and are not a representation that we will achieve any such market share. If the actual number of people who suffer from shoulder conditions who would benefit from shoulder arthroplasty procedures with our systems, the price at which we can sell our current and future products or the addressable market for our systems and future products is smaller than we estimate, or if the total addressable market is as large as we have estimated but we are unable to capture additional market share, it could have a material adverse effect on our business, financial condition and results of operations.
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
•be fully compliant with the FDA regulations and, to the extent we expand internationally, be fully compliant with applicable foreign regulations related to marketing of new or modified devices;
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
Further, our new products may not gain a substantial degree of market acceptance among surgeons, patients or healthcare providers. Our failure to gain widespread acceptance of our new products could negatively affect our business, financial condition and results of operations.
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
We are exposed to the risk that our employees and independent contractors, including independent distributors and any other consultants, any future commercial collaborators, and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate: federal, state or local laws and regulations, as well as the laws, regulations and rules of regulatory bodies such as the FDA; manufacturing standards; U.S. federal and state health care fraud and abuse laws and regulations, data privacy laws and other similar non-U.S. laws; or laws that require the true, complete and accurate reporting of financial information or data. For example, we are aware of limited instances in which our dedicated commercial leadership team and independent distributors have recommended using our systems for off-label uses, including using certain aTSA products for rTSA procedures and vice versa. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other U.S. health care programs, other sanctions, imprisonment, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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
We utilize qualified medical device contract manufacturers and suppliers, the majority of which are single sources, to produce, package and sterilize the majority of the elements comprising our systems. For us to be successful, our suppliers must be able to provide us with products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and quality, and on a timely basis. An interruption in our commercial operations could occur if we encounter delays or difficulties in securing these components, and if we cannot then obtain an acceptable substitute. Our significant single source suppliers include Avalign Technologies, Inc., which manufactures our humeral stems, Micropulse, Inc., which manufactures and supplies our InSet Glenoid products, Trifecta Medical Group, which manufactures our instrument cases and trays and Revelation Medical Devices, which manufactures the surgical instruments used during procedures involving our systems. While we estimate replacing these single source suppliers could take up to between six and twelve months, in some of these examples alternative second source suppliers may not be readily available. Furthermore, while we have two sterilization partners, we utilize a single supplier to sterilize all of our polyethylene implants. We also do not have long-term supply agreements, and we typically purchase our products on a purchase order basis, which means that aside from any binding purchase orders we have from time to time, our supplier could cease supplying to us or change the terms on which it is willing to continue supplying to us at any time. Although we have identified alternate third parties who could provide this manufacturing service and expect to reduce our reliance on single source manufacturers and third parties we use for sterilization in the foreseeable future, we cannot guarantee that we would be able to contract with such alternate third parties within a reasonable amount of time or at all, or upon similar pricing and volume terms, nor can we be assured that any such third party would be capable of producing products in sufficient volume and quality. For example, a replacement supplier may discover challenges with our products or we may not perfectly specify our product designs for such new suppliers’ manufacturing systems, which may require us to refine our products and/or incur additional research and development expense, which could delay our sales and have an adverse effect on our financial condition and results of operations. Furthermore, if we are required to change the manufacturer of a critical component of any of our systems, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements, which could further impede the manufacture of our systems in a timely manner or at all. A change in manufacturer could trigger the requirement to submit and obtain a new 510(k) clearance from the FDA, or similar international regulatory authorization before we implement the change, which could cause substantial delays. Any event, including those listed above, other circumstances that result in a prolonged business disruption or shutdown to one or more of single source suppliers’ facilities, or the facilities of our other vendors and service providers, or a deterioration in our relationship with any of our single source suppliers, or any of our other vendors or service providers, in each case, could create conditions that prevent, or significantly and adversely affect, our sales, increase our expenses, create potential liabilities or damage our reputation, any of which could have an adverse effect on our business, financial condition and results of operations. Our marketing applications and other regulatory submissions may identify the facilities used by our third-party manufacturers for the manufacture of our systems, and these facilities are subject to inspections. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with current good manufacturing practice (“cGMP”) requirements for manufacture of our systems. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, we will not be able to secure and/or maintain marketing authorization or certification of our products manufactured in their manufacturing facilities.
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
•switching components or suppliers may require product redesign and possibly submission to the FDA, or notified bodies, which could significantly impede or delay our commercial activities;
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
Also, since certain of our offerings and products are relatively new, some surgeons may be reluctant to change their surgical treatment practices for the following reasons, among others:
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
An important part of our ecosystem includes our ability to screen for and identify surgeons who have the requisite training and experience to safely and appropriately use our implant systems and to train a sufficient number of these surgeons and provide them with adequate instruction in the use of our systems. There is a training process involved for surgeons to become proficient in the use of our systems. This training process may take longer or be more expensive than expected and may therefore affect our ability to increase sales. Convincing surgeons to dedicate the time and energy necessary for adequate training is challenging, and we may not be successful in these efforts. Recent changes to federal guidance regarding medical education programs under the federal Anti-Kickback Statute also could limit our ability to train surgeons, and such programs could be subject to challenge under the federal Anti-Kickback Statute. See the section titled “—Risks Related to Regulatory Matters—Our relationships with customers, physicians and third-party payors are subject to federal and state health care fraud and abuse laws, false claims laws, physician payment transparency laws and other health care laws and regulations. If we or our employees, independent contractors, consultants, commercial partners, or vendors violate these laws we could face substantial penalties.”
Furthermore, if clinicians are not properly trained, they may misuse or ineffectively use our systems. Any such improper use may result in unsatisfactory outcomes, patient injury, negative publicity or lawsuits against us, any of which could harm our reputation and affect future sales. Accordingly, if surgeons fail to safely and appropriately use our systems, use them for off-label purposes, or if we are unable to train them on the safe and appropriate use of our systems, we may be unable to achieve our desired sales, growth or profitability. Furthermore, despite the requisite training, surgeons may continue to deliberately use our systems in ways not in conformance to our instructions or methods for which our systems are designed, which could lead to unsuccessful patient outcomes which may harm our brand, demand and results of operations.
The loss of any member of our executive management team or our inability to attract and retain highly skilled members of our dedicated commercial leadership and marketing teams as well as certain third-party engineers could have a material adverse effect on our business, financial condition and results of operations.
Our success depends on the skills, experience and performance of the members of our executive management team including Robert Ball, our Chief Executive Officer & Executive Chairman, and Matthew Ahearn, our Chief Operating Officer, as well as David Blue, our Chief Customer Experience Officer, Jeffrey Points, our Chief Financial Officer and Jon Osborne, our Senior Vice President of Commercial Development. The individual and collective efforts of our executive management team will be important as we continue to commercialize our existing systems, develop new products and technologies and expand our commercial activities. The loss or incapacity of existing members of our executive management team could have a material adverse effect on our business, financial condition and results of operations if we experience difficulties in hiring qualified successors. We do not maintain “key person” insurance for any of our executives or key employees.
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
We have and will continue to operate under agreements with third parties that are owned or otherwise affiliated with certain of our officers and directors. For example, Robert Ball, our Chief Executive Officer and Executive Chairman, is a co-founder and director of Genesis Innovation, Genesis Software and Genesis Investment Holdings, LLC (“Genesis Investment Holdings”). Genesis Investment Holdings is affiliated with cultivate(MD) Holdings, LLC (“cultivate(MD)”). In addition, Mr. Ball, Matthew Ahearn, our Chief Operating Officer and a member of our board of directors, and David Blue, our Chief Customer Experience Officer, are directors of cultivate(MD), which is an investor in Genesis Software. Mr. Ahearn is also a director of Genesis Investment Holdings. Pursuant to our consulting agreement with Genesis Innovation, Genesis Innovation has agreed to provide consulting services for concept development, intellectual property creation, surgeon relationship management and large-scale project management. We have entered into a software licensing agreement with Genesis Software. As a result of these roles and affiliations with Genesis Innovation and Genesis Software, a conflict of interest could rise in which our interests are different than those of Genesis Innovation and/or Genesis Software or in which the interests of certain of our officers and directors in relation to Genesis Innovation and Genesis Software are different than the interests in us and our stockholders. The interests of these officers and directors may not be fully aligned with yours, which could lead to actions that are not in your best interests. Furthermore, such officers and directors could be seen as benefiting directly or indirectly from transactions in which we will pay Genesis Innovation and/or Genesis Software for their services and offerings under our respective agreements with each party regardless of whether such agreements are believed to be in the best interests of our stockholders. In such cases, it may be difficult to manage the conflict of interest through the oversight of our board of directors.
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
Our systems are regulated as medical devices in the United States. Medical devices and their manufacturers and product developers are subject to extensive regulation in the United States, including by the FDA. The FDA regulates, among other things, with respect to medical devices: design, development, and manufacturing; testing, labeling, content, and language of instructions for use and storage; packaging; clinical trials; product safety; establishment registration and device listing; marketing/promotion, sales, and distribution; premarket clearance, classification, and approval or certification; recordkeeping procedures; recalls and field safety corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; post-market studies; and product import and export.
The regulations to which we are subject are complex, burdensome to understand and apply, and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs, or lower than anticipated sales. The FDA enforces its regulatory requirements through, among other means, periodic unannounced inspections. We do not know whether we or any of our contract manufacturers or commercial partners will be found compliant in connection with any future FDA or foreign inspections.

Failure to comply with applicable regulations could jeopardize our ability to sell our systems and result in enforcement actions such as: warning letters or untitled letters; fines; injunctions; civil penalties; termination of distribution; import alerts; recalls or seizures of products; delays in the introduction of products into the market; total or partial suspension of production; refusal to grant future clearances or approvals; withdrawals or suspensions of clearances or approvals, resulting in prohibitions on sales of our systems; and in the most serious cases, criminal penalties.
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
Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, including our arrangements with physicians, independent distributors and customers, could be subject to challenge under one or more of such laws. We have entered into advisory board and consulting agreements with physicians, including some who have ownership interests in us and/or influence the ordering of or use our systems in procedures they perform. Compensation under some of these arrangements includes the provision of stock or stock options. Efforts to ensure that our business arrangements will comply with applicable health care laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other health care laws and regulations.
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
In the United States, before we can market a new medical device, or a new use of, or other significant modification to an existing, marketed medical device, we must first receive either clearance under Section 510(k) of the FDCA, approval of a premarket approval application (“PMA”), or grant of a de novo classification request from the FDA, unless an exemption applies. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved PMA and later down-classified, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the process of obtaining PMA approval, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing, and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices.

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
The PMA approval, 510(k) clearance and de novo classification processes can be expensive, lengthy, and uncertain. The FDA’s 510(k) clearance process usually takes from three to eight months, but can take longer. The process of obtaining a PMA is much more costly and uncertain and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA. In addition, a PMA generally requires the performance of one or more clinical trials. Clinical data is also required to support a de novo request. In some cases, clinical data may be required in connection with an application for 510(k) clearance. Despite the time, effort and cost, a device may not obtain marketing authorization by the FDA. We have obtained 510(k) clearances for our commercialized medical devices and we must obtain marketing authorization for any future devices we develop, unless they are exempt. Marketing authorizations for any of our future products, if granted, may include significant limitations on the indicated uses for the device, which may limit the potential commercial market for the device.
In the United States, any modification to a medical device for which we have obtained marketing authorization may require us to submit a new 510(k) premarket notification and obtain clearance, to submit a PMA and obtain FDA approval, or to submit a de novo request prior to implementing the change. For example, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, generally requires a new 510(k) clearance or other marketing authorization. The FDA requires every manufacturer to make such determinations in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with a manufacturer’s decisions regarding whether new clearances or approvals are necessary. We have made modifications to 510(k)-cleared products in the past and have determined based on our review of the applicable FDA regulations and guidance that in certain instances new marketing submissions were not required and the modified devices could be appropriately sold pursuant to internal documentation and, where appropriate, validation testing. We may make modifications or add additional features in the future to our medical devices that we believe do not require a new premarket submission. If the FDA disagrees with our determination and requires us to seek new marketing authorizations for such modifications, we may be required to cease marketing or to recall the modified product until we obtain such marketing authorization, and we may be subject to significant regulatory fines or penalties. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could adversely affect our business.
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
•insufficiency of the data from preclinical studies and clinical trials to support clearance, de novo classification, or approval;
•our inability to demonstrate that the clinical and other benefits of the device outweigh the risks; and
•the manufacturing process or facilities we use may not meet applicable requirements.
We are subject to ongoing regulatory review and scrutiny. Failure to comply with post-marketing regulatory requirements could subject us to enforcement actions, including substantial penalties, and might require us to recall or withdraw a product from the market.
We are subject to ongoing and extensive regulatory requirements governing, among other things, the manufacture, marketing, promotion, advertising, medical device reporting, sale, import, export, registration, and listing of devices. For example, medical device manufacturers must submit certain reports to the FDA and keep required records as a condition of obtaining and maintaining marketing authorization. These reports include information about failures and certain adverse events potentially associated with the device after its marketing authorization. Failure to submit such reports, or failure to submit the reports in a timely manner, could result in enforcement action by the FDA. Following its review of the periodic reports, the FDA might ask for additional information or initiate further investigation.
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
•delays in or refusal to grant our requests for future clearances, de novo classifications, or PMA approvals, or comparable foreign marketing authorizations of new products, new intended uses, or modifications to existing products;
•withdrawals or suspensions of any granted marketing authorizations, resulting in prohibitions on sales of our products;
•FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries; and
•criminal prosecution.
Any of these sanctions could result in negative publicity, higher than anticipated costs, or lower than anticipated sales, and have a material adverse effect on our reputation, business, financial condition, results of operations, and prospects.
In addition, the FDA may change its policies which may affect future products by rendering our clinical data or regulatory filings insufficient for marketing authorization. The FDA may adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay marketing authorization of any products under development or impact our ability to modify any products authorized for market on a timely basis. Such changes may also occur in foreign jurisdictions where we may market our products in the future. Such changes could impose additional requirements upon us that could delay our ability to obtain future marketing authorizations, increase the costs of compliance, or restrict our ability to maintain any marketing authorizations we have obtained.
Our products must be manufactured in accordance with applicable laws and regulations, and we could be forced to recall our devices or terminate production if we fail to comply with these regulations.
In the United States, the methods used in, and the facilities used for, the manufacture of medical devices must comply with the FDA’s cGMPs for medical devices, known as the QMSR, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing, and shipping of medical devices. The QMSR, which went into effect on February 2, 2026, replaces the QSR, and, among other things, incorporates by reference the quality management system requirements of ISO 13485:2016. Furthermore, we are required to verify that our suppliers maintain facilities, procedures, and operations that comply with our quality standards and applicable regulatory requirements. The FDA enforces the QMSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors. Our products are also subject to similar state regulations governing manufacturing.
Despite our efforts to ensure compliance, our third-party manufacturers may not take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of our medical devices. In addition, failure to comply with applicable FDA requirements or later discovery of previously unknown problems with our products or manufacturing processes could result in, among other things: warning letters or untitled letters; fines, injunctions, or civil penalties; suspension or withdrawal of marketing authorizations; seizures or recalls of our products; total or partial suspension of production or distribution; administrative or judicially imposed sanctions; the FDA’s refusal to grant pending or future clearances or approvals for our products or similar decisions by foreign regulatory authorities or notified bodies; clinical holds; refusal to permit the import or export of our products; and criminal prosecution of us, our suppliers, or our employees. Any of these actions could significantly and negatively affect supply of our products. If any of these events occurs, our reputation could be harmed, we could be exposed to product liability claims, and we could lose customers and experience reduced sales and increased costs.
Legislative or regulatory reforms may have a material adverse effect on us.
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulation of medical devices. In addition, the FDA may change its clearance and approval policies, adopt additional regulations, or revise existing regulations, or take other actions, which may prevent or delay marketing authorization of any future products under development or impact our ability to modify any products for which we have already obtained marketing authorizations on a timely basis. For example, on January 31, 2024, the FDA issued a final rule to amend the QSR, which establishes cGMP requirements for medical device manufacturers, to align more closely with the ISO standards. Specifically, this final rule, which went into effect on February 2, 2026, replaces the QSR with the QMSR, and among other things, incorporates by reference the quality management system requirements of ISO 13485:2016. It is unclear the extent to which any other legislative or regulatory proposal, if adopted, could impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise create competition that may negatively affect our business.
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
In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the federal government, state governments, regulators and third-party payors to control these costs and, more generally, to reform the U.S. health care system. Certain of these proposals could limit the prices we will be able to charge for our products or the amount of reimbursement available for our products and could limit the acceptance and availability of our products.
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
There are additional state and federal health care reform measures under consideration that may be adopted in the future which could have a material adverse effect on our industry generally and on our customers. We cannot predict what health care programs and regulations will be ultimately implemented at the federal or state level, particularly given the recent change in administration, or the effect of any future legislation or regulation. However, any regulatory and legal changes that lower reimbursement for our products, increase taxes on our medical devices, increase cost containment pressures on us or others in the health care sector, or reduce medical procedure volumes could adversely affect our business, financial condition, results of operations or cash flows.
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
If the FDA determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance or imposition of an untitled letter (used for violators that do not necessitate a warning letter), a warning letter, injunction, seizure, civil fine, or criminal penalties. It is also possible that other federal or state enforcement authorities might take action under other regulatory authority, such as false advertising and consumer protection laws, or false claims laws, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil, and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, and the curtailment of our operations.
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
Our implant systems and other future products may cause or contribute to adverse medical events or be subject to failures or malfunctions which we may be required to report to the FDA, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition, results of operations, and prospects. In addition, the discovery of serious safety issues, or a voluntary or required recall, could have a negative impact on us.
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
Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations, or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, and prevent new or modified products from being developed, reviewed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new devices or modifications to authorized devices to be reviewed and/or authorized by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities.
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
•sales of our common stock by us, our insiders or other stockholders, or the anticipation of such sales;
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
We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this Annual Report and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If actual circumstances differ from those in our assumptions, our operating and financial results could fall below our publicly announced guidance or the expectations of investors. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts or investors generally, or if we reduce our guidance for future periods, the market price of our common stock may decline. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception of these sales, could reduce the market price of our common stock.
As of December 31, 2025, we had 20,623,457 shares of common stock outstanding. Certain of our stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares to include their shares in registration statements that we may file for ourselves or our stockholders, subject to market standoff and lockup agreements. We have registered and plan to continue to register shares of common stock that we have issued and may issue under our employee equity incentive plans. As we register such shares, they will be able to be sold freely in the public market upon issuance.
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
If a natural disaster or other catastrophic event occurs that prevents us or third-party suppliers or manufacturers from using all or a significant portion of our or their headquarters or other facilities, that damages critical infrastructure or that otherwise disrupts operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. For example, we are highly dependent on our corporate headquarters in Grand Rapids, Michigan which has approximately 7,000 square feet of warehouse, distribution and office space as well as an approximately 3,000 square foot distribution facility in Modesto California that we leverage to distribute our implant systems in the Western United States. Any such natural disaster or catastrophic event that impacts either of these facilities could have a material adverse impact on our business, financial condition and results of operations. Moreover, the disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar catastrophic event. The potential impact of any disruption would depend on the nature and extent of the damage caused by a disaster. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. If we or our third-party vendors were to experience a significant cybersecurity breach of our or their information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counterparties and data subjects could be material. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information. There can also be no assurance that our and our third-

party service providers’, strategic partners’, contractors’, consultants’, Contract Research Organizations’ and collaborators’ cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and confidential information. For example, a third-party software provider which we have engaged as part of our advanced implant systems was recently inspected by the FDA, which identified a single observation regarding inadequate validation of the software to address active vulnerability threats. While such a finding may not be material, if not properly remediated, it could affect our brand, business, financial condition, results of operations and prospects.
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
As of December 31, 2025, we had U.S. federal net operating loss carryforwards of approximately $[ ] thousand, which may be available to offset future taxable income for U.S. income tax purposes. Under the Internal Revenue Code of 1986, as amended (the “Code”), our federal net operating losses generated in taxable years beginning after December 31, 2017 will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in a taxable year is limited to 80% of current year taxable income (with certain adjustments). Our ability to utilize our federal net operating loss carryforwards and certain other tax attributes may be further limited under Section 382 and 383 of the Code. This limitation applies if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period. The amount of the annual limitation is generally equal to the product of the applicable long-term tax exempt-rate (as published by the U.S. Internal Revenue Service for the month in which the “ownership change” occurred) and the value of our outstanding stock immediately prior to the “ownership change.” If we have a net unrealized built-in gain in our assets immediately prior to the “ownership change,” the annual limitation may be increased as certain gains are, or are treated as, recognized during the five-year period beginning on the date of the “ownership change.”
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity.
The Company has invested resources in and is committed to maintaining a robust cybersecurity risk management program designed to identify, assess, and mitigate cybersecurity risks, including those related to data breaches, phishing, ransomware, insider threats, third-party relationships, software vulnerabilities, regulatory compliance, cloud security, artificial intelligence, and end-user computing. We are constantly evolving our cyber defenses to prevent and minimize impacts from cyber threats by using a multi-pronged approach that helps safeguard our assets and data.
Our cybersecurity management program includes the following elements:
Oversight and Governance: Our board of directors as a whole and our Audit Committee oversee and monitor our cybersecurity risk. Regular updates are provided by management to our board of directors and Audit Committee regarding updates on the status of our current cybersecurity risks, a prioritization of key risk areas to be mitigated, updated procedures implemented to mitigate identified risks, and any significant cyber incidents that have occurred or are reasonably likely to occur.
Policies and Procedures: The Company maintains policies that detail acceptable use of IT related assets, safeguarding physical and digital access and how the organization would respond to a data breach or related incident. Processes are documented to formalize the implementation of the related policies.
Continuous Monitoring: Use of automated tools and third-party services for real-time threat detection, vulnerability scanning and incident alerting. The Company has established additional detection and protection systems including email and web filtering, dark web monitoring and firewalls.
Security Incident Response Plan: A formal plan that includes containment, eradication, recovery, root cause analysis and communication protocols.
Third-Party Risk Management: The Company performs due diligence, including assessments of third-party suppliers and vendors at the initiation of the relationship and on an annual basis that assesses risk factors, including the third-party’s business recovery and continuity policies. SOC1 reports are reviewed to mitigate material risks from new and ongoing critical finance-related third-party service providers.

Training and Awareness: All of the Company’s team members, including senior management, receive mandatory quarterly cybersecurity training and periodic phishing simulations. Individuals who are determined to have a higher associated risk are provided additional training. Further, upon beginning employment and then annually employees must acknowledge policies related to technology in our employee handbook.
Periodic Risk Assessment: Company policies, including those related to cybersecurity and data breach response, are assessed periodically for emerging risks and subject to continuous improvement initiatives.
In the event of a cybersecurity incident the incident response team, led by our CEO and comprised of a cross-functional team including representatives from IT, Finance, Quality, Legal, and Human Resources, and further augmented by additional individuals as deemed necessary, follows the Company’s Security Incident Response Plan. Pursuant to this process, designated personnel are responsible for assessing the severity of the incident, types of data involved, and any associated threats. The incident response team is responsible for identifying any exposure containing protected or sensitive data, containing potential threats by removing access or quarantining effected devices and systems and performing analyses to understand root cause with the goal of minimizing impact to the Company’s stakeholders. As appropriate, a communication plan to satisfy internal and other reporting obligations will be drafted and executed. Post-incident analysis and program enhancements would be implemented as appropriate.
As of the date of this Annual Report, the Company is not aware of any material cybersecurity incidents. Cybersecurity risks that are not currently known to the Company, or that are currently deemed immaterial, could materially affect the Company’s business, operations, or financial condition in the future. The Company also maintains cybersecurity insurance to manage potential liabilities resulting from specific cyber incidents. However, it is important to note that although we maintain cybersecurity insurance, there can be no guarantee that the insurance will cover us, wholly or partially, from potential liabilities, or that such insurance proceeds will be paid to us in a timely manner.
We describe risks faced by us from identified cybersecurity threats in Item 1A, “Risk Factors—Risks Related to Our Business—We, along with our suppliers, are dependent on various information technology systems. If our information technology systems or those of third parties with whom we work or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.”
Item 2. Properties
Our corporate headquarters is located in Grand Rapids, Michigan where we lease a 7,000 square foot facility pursuant to a lease agreement that expires in June 2026. This facility includes warehouse, distribution and office space. We also lease a third-party approximately 3,000 square foot distribution facility in Modesto, California that distributes our implant systems in the western United States. We believe that this facility is sufficient to meet our current and anticipated needs in the near term and that suitable additional space is available as needed to accommodate expansion of our operations and distribution activities.
Item 3. Legal Proceedings
From time to time, we may be party to legal proceedings that arise in the ordinary course of our business, some of which may be covered by insurance. Except for the description of legal proceedings disclosed in Note 13 to our audited financial statements, which is incorporated herein by reference, management believes that we do not have any pending legal proceedings that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows. No material legal proceedings were terminated, settled or otherwise resolved during the year ended December 31, 2025.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
On July 31, 2025 our common shares began trading on the New York Stock Exchange under the symbol “SI.” Prior to that time, there was no public market for our common shares.
Holders of Record
As of March 3, 2026, there were 293 registered holders of record of our common shares. The actual number of holders is greater than this number and includes shareholders who are beneficial owners but whose shares are held in “street name” by banks, brokers, and other financial institutions. This number of record holders also does not include shareholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We do not expect to pay dividends on our common share for the foreseeable future. Instead, we anticipate that all of our earnings, if any, will be used for the operation and growth of our business. Any future determination to declare cash dividends would be subject to the discretion of our Board of Directors and would depend upon various factors, including our results of operations, financial condition and capital requirements, restrictions that may be imposed by applicable law and our contracts and other factors deemed relevant by our Board of Directors. We are not obligated to pay dividends on our common shares.
Use of Proceeds
On August 1, 2025, we completed our Initial Public Offering (“IPO”) in which we issued and sold 5,000,000 shares of common stock at a public offering price of $15.00 per share. Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and Piper Sandler & Co. acted as lead underwriters for the IPO. We raised net proceeds of $64,212 thousand after deducting underwriter discounts and commissions and fees and expenses payable by us. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
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
Recent Sales of Unregistered Securities
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other sections of this Annual Report, including “Item 1. Business,” “Item 1A. Risk Factors” and our audited consolidated financial statements and related notes included elsewhere in this Annual Report.
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
We believe the shoulder surgical care market today presents a significant market opportunity. Our initial focus within this broader market is on shoulder arthroplasty. Shoulder arthroplasty is an established surgical procedure involving the reconstruction of the shoulder joint with prosthetic implants through one of two main approaches: aTSA and rTSA. Both approaches can be performed in inpatient hospital settings and in outpatient settings, including ASCs. A key competitive advantage of ours has been the emergence of ASCs as a cost-efficient site of care with positive outcomes relative to hospital-based care. We expect that future growth in the shoulder surgical care market will be significantly driven by ASCs as hospitals face capacity constraints and are more limited in their ability to meet increasing demand.

We view ourselves as specialists serving specialists, having purposefully built our product ecosystem around the unique needs of shoulder surgeons. Our commercial organization is comprised of three key components: (i) a dedicated commercial leadership team, (ii) a CEME team and (iii) a network of independent distributors. These key components work in tandem to form a flywheel that is designed to build and provide key product support to surgeons and other stakeholders in the shoulder surgical care market, accelerate adoption, and enhance long-term retention. Our commercial organization is strategically focused on surgeons in hospital and ASC settings, with a particular focus on the high-volume surgeons who perform the vast majority of shoulder arthroplasty procedures each year.
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

	Three Months Ended
	Mar. 31, 2024	June 30, 2024	Sept. 30, 2024	Dec. 31, 2024	Mar. 31, 2025	June 30, 2025	Sept. 30, 2025	Dec. 31, 2025
Implant systems sold	971	1,121	1,037	1,220	1,443	1,503	1,584	1,976
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
•Continued investments in product development, innovation and growth. We expect to continue to focus on long-term revenue growth through investments in our ecosystem and expansion of our operations. In research and development, we continually invest in improving our technologies, developing new products and further expanding our cleared indications. For example, we began using ProVoyance in 2021 and have developed a fracture-specific system, a revision solution and implants tailored for patients with metal-hypersensitivity. We also believe our ecosystem can be further expanded to address adjacent markets, such as sports medicine and trauma. We anticipate we will continue to invest significantly in product development, including with respect to our supporting technologies, in order to further bolster our ecosystem. While research and development are time consuming and costly and therefore negatively impact our results of operations in the near term, we believe expanding into new areas, implementing product improvements and continuing to demonstrate the efficacy, safety and cost effectiveness of our products through clinical data and surgeon education are all critical to increasing the adoption of our implant systems and to the success of our business over the long term. As we expand our operations in line with our anticipated growth, we will be required to maintain sufficient levels of inventory and instrumentation to meet our estimated demand, which we expect will increase expenses.
•Reimbursement and coverage. Healthcare providers generally rely on third-party payors, including federal Medicare, state Medicaid and private health insurance plans, to cover and reimburse all or part of the cost of our implant systems. As a result, demand for our implant systems depends in large part on the availability of reimbursement from such payors and the rates that such payors reimburse for procedures using our implant systems, which can vary due to geographic location, nature of facility in which the procedure is performed and other factors. While we benefit from established reimbursement practice and codes applicable to partial and total shoulder arthroplasty, we also work with payors to ensure positive coverage decisions and payment rates in outpatient settings. Effective as of January 1, 2024, Centers for Medicare and Medicaid Services (“CMS”) added total shoulder arthroplasty to the ASC covered procedures list, which allows procedures that use our implant systems to be performed at ASCs and be reimbursed by Medicare. We believe this decision helped to improve demand from ASCs and supported improved payment rates in outpatient settings for the year ended December 31, 2025, which had a positive impact on net revenue during the period. We expect this trend to continue and further support our growth in outpatient settings, such as ASCs.
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
The following table presents a reconciliation of Adjusted EBITDA to the most comparable GAAP financial measure, net loss, for each of the periods indicated:

	Year Ended December 31,
	2025	2024

Net loss	$(40,359)	$(15,619)
Interest expense, net	70	1,316
Income tax expense	—	—
Depreciation and amortization expense	3,208	2,196
Stock-based compensation expense	996	754
Adjusted EBITDA	$(36,085)	$(11,353)
Components of Our Results of Operations
Net Revenue
We currently derive our net revenue from the sale of our Anatomic Total Shoulder Arthroplasty (“aTSA”) and Reverse Total Shoulder Arthroplasty (“rTSA”) implant systems, which generally consist of our InSet Glenoid and humeral stem products. We sell our implants to hospitals, outpatient centers and ASCs in the United States through a dedicated commercial leadership team and a network of external independent distributors. Net revenue is recognized when the performance obligation to deliver these implant systems to our customers is satisfied and we transfer control of the implants to our customers, which is generally when we have received a purchase order and appropriate notification that the procedure has been used or implanted. Revenue is recognized in the amount of the consideration received net of any sales taxes that we expect to collect from customers. We also record shipping and handling costs as revenue. Our average sales price for our implant systems was $7,273 and $7,271 for the years ended December 31, 2025 and 2024, respectively. No single customer accounted for more than 10% of our net revenue during the years ended December 31, 2025 and 2024. We expect our net revenue to increase for the foreseeable future as we expand our commercial organization, add new customers, expand our sales territories, introduce new products, as existing customers perform more procedures using our systems and as we generally expand awareness of our systems with new and existing customers. While industry trends have resulted in increased downward pricing pressure on medical services and products, we have not experienced a material impact on our net revenue to date; however, we cannot assure you that our net revenue will not be impacted in the future by these industry trends. Our net revenue may fluctuate from quarter to quarter due to a variety of factors, such as the size and success of our dedicated commercial leadership team, the number of hospitals and physicians who are aware of and use our systems and seasonality.

Cost of Goods Sold, Gross Profit and Gross Margin
Cost of Goods Sold
Cost of goods sold consists primarily of the cost of components, packaging and sterilization, and obsolete inventory adjustments. Our systems are manufactured to our specifications primarily by third-party suppliers in the United States and are generally ordered on a purchase order basis. Cost of goods sold is recognized at the time the related revenue is recognized. Prior to use in surgery, the cost of our products is recorded as inventories, net of obsolescence reserve on our Balance Sheets. Cost of goods sold does not include depreciation expense for instruments, which is included in selling, general and administrative expenses. Depreciation expense for instruments was $2,908 thousand and $1,896 thousand for the years ended December 31, 2025 and 2024, respectively. See Note 4 to our audited financial statements included elsewhere in this Annual Report for additional information. We expect cost of goods sold to increase as our net revenue increases and more of our implant systems are sold.
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
Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities consists of gains and losses resulting from the remeasurement of the fair value of our warrant liabilities at each balance sheet date. During the third quarter of 2025 and upon completion of the Company’s IPO, a final remeasurement of the fair value of the warrant liability was made and the warrants were reclassified to equity within the additional paid-in capital line item.

Results of Operations
Comparison of Years Ended December 31, 2025 and 2024
The following table sets forth the components of our statements of operations for the periods presented below:

	Year Ended December 31,		Change
	2025	2024	$	%

	($ in thousands)
Net revenue	$47,317	$31,623	$15,694	49.6%
Cost of goods sold	11,115	7,282	3,833	52.6%
Gross profit	36,202	24,341	11,861	48.7%
Operating expenses:
Selling, general and administrative expenses(1)	54,768	34,505	20,263	58.7%
Research and development expenses	7,731	4,489	3,242	72.2%
Total operating expenses	62,499	38,994	23,505	60.3%
Operating loss	(26,297)	(14,653)	(11,644)	79.5%
Other expense
Interest expense, net	70	1,316	(1,246)	(94.7)%
Change in fair value of convertible notes, net	2,217	—	2,217	*
Change in fair value of Series E purchase option	11,719	—	11,719	*
Other (income) expense, net	56	(350)	406	(116.0)%
Total other expense	14,062	966	13,096	*
Loss before income tax expense	(40,359)	(15,619)	(24,740)	158.4%
Income tax expense	—	—	—	—
Net loss	$(40,359)	$(15,619)	$(24,740)	158.4%

__________________
(1)Includes stock-based compensation expense of $996 thousand and $754 thousand for the years ended December 31, 2025 and 2024, respectively.
*Not meaningful
Net Revenue. Net revenue increased $15,694 thousand, or 49.6%, to $47,317 thousand for the year ended December 31, 2025, compared to $31,623 thousand for the year ended December 31, 2024. The increase in net revenue was due to an increase in the number of implant systems sold, as well as an increase in the number of customers.
Cost of Goods Sold and Gross Margin. Cost of goods sold increased $3,833 thousand, or 52.6%, to $11,115 thousand for the year ended December 31, 2025, compared to $7,282 thousand for the year ended December 31, 2024. This increase in cost of goods sold was primarily due to the increase in the number of our systems sold. Gross margin for the year ended December 31, 2025 decreased to 76.5%, compared to 77.0% for the year ended December 31, 2024.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $20,263 thousand, or 58.7%, to $54,768 thousand for the year ended December 31, 2025, compared to $34,505 thousand for the year ended December 31, 2024. This increase in selling, general and administrative expenses was primarily due to a $7,365 thousand increase in personnel-related expenses as a result of increased headcount of our commercial organization, a $5,074 thousand increase in commissions and sales related costs due to higher sales of our systems, a $2,447 thousand increase in general corporate costs such as information technology, business development and insurance costs, a $4,365 thousand increase in legal, accounting, and professional services fees related and a $1,012 thousand increase in depreciation of surgical instruments.
Research and Development Expenses. Research and development expenses increased $3,242 thousand, or 72.2%, to $7,731 thousand for the year ended December 31, 2025, compared to $4,489 thousand for the year ended December 31, 2024. The increase in research and development expenses was due to our investment in new product development efforts, including an increase in external consulting fees of $1,888 thousand related to such efforts.

Interest Expense, Net. Interest expense, net decreased $1,246 thousand, or 94.7%, to $70 thousand for the year ended December 31, 2025, compared to $1,316 thousand for the year ended December 31, 2024. This decrease in interest expense, net was due to higher interest earned on marketable securities.
Change in fair value of convertible notes. Change in fair value of convertible notes was $2,217 thousand for the year ended December 31, 2025, compared to $0 for the year ended December 31, 2024. The convertible notes were entered into during the third quarter of 2025 and converted into shares of the Company’s common stock upon completion of the Company’s IPO. The increase resulted from recognition of the fair value change between issuance and the completion of the IPO. There were no convertible notes in 2024.
Change in fair value of Series E purchase option. Change in fair value of Series E purchase option was $11,719 thousand for the year ended December 31, 2025, compared to $0 for the year ended December 31, 2024. The Series E purchase option was issued in connection with the Company’s Series E preferred stock financing entered into during the first quarter of 2025. The increase resulted from recognition of the fair value change between issuance and the exercise of the Series E preferred stock purchase option in June 2025. There was no purchase option in 2024.
Other Expense (income), Net. Other expense, net increased by $406 thousand to $56 thousand for the year ended December 31, 2025, compared to other income, net of $350 thousand for the year ended December 31, 2024. This increase in other expense, net was due to a decrease of $269 thousand in gain on investment and an increase of $137 thousand in expense related to changes in the fair value of our preferred stock warrant liability.
Liquidity and Capital Resources
To date, our primary sources of capital have been from net revenue received from the sale of our implant systems, the sale of common stock in our IPO, proceeds from private placements of our convertible preferred stock and debt financing arrangements. On August 1, 2025, we completed our IPO, selling 5,000,000 shares of our common stock at $15.00 per share. Upon completion of our IPO, we received net proceeds of approximately $64,212 thousand, after deducting underwriting discounts and commissions and offering expenses. Since inception, we have raised a total of $114,600 thousand in net proceeds from private placements of our convertible preferred stock. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $124,305 thousand and $15,000 thousand of principal outstanding under our Trinity Loan Agreement.
We have generated losses from our operations since our inception as reflected in our accumulated deficit of $97,400 thousand as of December 31, 2025. Our losses primarily resulted from the costs incurred in the development, sales, and marketing of our systems and providing support for our operations. We expect to continue to incur losses for the foreseeable future and to expend significant amounts of cash for the foreseeable future as we continue to scale our business, increase selling, general and administrative expenses to support the expansion of our commercial organization and efforts, increase general and administrative expenses to support being a publicly-traded company and invest in research and development activities.
Indebtedness
On August 7, 2023, we entered into the Trinity Loan Agreement, as amended on July 21, 2025, with Trinity Capital, as administrative agent and collateral agent (in such capacities, the “Agent”) and as a lender, and the other lenders from time to time party thereto, providing for term loans of up to an aggregate principal amount of $45,000 thousand, available in three tranches: (i) a $15,000 thousand tranche that was fully funded on the August 7, 2023, (ii) a $15,000 thousand tranche that expired on December 31, 2025 and (iii) a $15,000 thousand tranche available through December 31, 2026. The availability of the third tranche is subject to, among other things, our achievement of at least $45,000 thousand of annualized tailing six-month revenue by December 31, 2026. In connection with the Trinity Loan Agreement, as amended on July 21, 2025, we issued a warrant to purchase 87,157 shares of our Series D convertible preferred stock to Trinity Capital. Upon completion of the Company’s IPO the warrants converted to warrants to purchase shares of the Company’s common stock. The warrant has an exercise price of $10.33 per share and expires ten years from the date of its issuance. As of December 31, 2025, the aggregate outstanding principal balance under the Trinity Loan Agreement was $15,000 thousand. Additionally, the second tranche expired on December 31, 2025, prior to Company drawing on the tranche.
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
As of December 31, 2025, we were in compliance with all covenants contained in the Trinity Loan Agreement.
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
We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we are unable to satisfy our liquidity requirements, including because of the risks described in this Annual Report, we may seek to raise any necessary additional capital through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these or other funding sources. Additional funds may not be available to us on acceptable terms or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. If we raise additional funds by issuing equity securities or convertible debt, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we raise additional capital through collaborations agreements, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights, future revenue streams, research programs or product or grant licenses that may not be favorable to us. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.
Cash Flows
The following table shows a summary of our cash flows for each of the periods presented:

	Year Ended December 31,		Change
	2025	2024	$	%
Net cash (used in) provided by:
Operating activities	$(28,612)	$(14,143)	$(14,469)	102.3%
Investing activities	(95,597)	13,964	(109,561)	*
Financing activities	144,957	66	144,891	*
Net increase (decrease) in cash and cash equivalents	$20,748	$(113)	$20,861	*
__________________
*Not meaningful
Operating Activities
For the year ended December 31, 2025, net cash used in operating activities was $28,612 thousand, consisting primarily of a net loss of $40,359 thousand and net cash used by changes in our operating assets and liabilities of $6,751 thousand, partially offset by non-cash charges of $18,498 thousand. The non-cash charges primarily consisted of changes in the fair value of our preferred stock warrant liability and Series E purchase option of $11,975 thousand, depreciation and amortization expense of $3,208 thousand, change in fair value of convertible notes, net of $2,217 thousand, and stock-based compensation expense of $996 thousand. Net cash used by changes in our operating assets and liabilities primarily consisted of an increase of $7,636 thousand to inventory, an increase of $3,299 thousand in trade accounts receivable and an increase of $1,087 thousand in prepaid expenses, partially offset by an increase of $1,902 thousand in other current liabilities and an increase of $3,369 thousand in accounts payable.
For the year ended December 31, 2024, net cash used in operating activities was $14,143 thousand, consisting primarily of a net loss of $15,619 thousand, partially offset by non-cash charges of $2,513 thousand and net cash provided by changes in our operating assets and liabilities of $1,037 thousand. The non-cash charges primarily consisted of depreciation and amortization expense of $2,196 thousand and stock-based compensation expense of $754 thousand, partially offset by realized gain on marketable securities of $482 thousand. Net cash used by changes in operating assets and liabilities primarily consisted of an increase of $4,032 thousand in inventory, partially offset by an increase of $3,124 thousand in accounts payable.

Investing Activities
For the year ended December 31, 2025, net cash used in investing activities was $95,597 thousand, consisting primarily of purchases of $119,491 thousand in marketable securities and $7,408 thousand in fixed assets purchases, partially offset by proceeds of $31,302 thousand from sales of our marketable securities.
For the year ended December 31, 2024, net cash provided by investing activities was $13,964 thousand, consisting primarily of the cash proceeds of $23,260 thousand from sales of our marketable securities, partially offset by purchases of $5,281 thousand in marketable securities and $4,015 thousand in fixed assets purchases.
Financing Activities
For the year ended December 31, 2025, net cash provided by financing activities was $144,957 thousand, consisting of proceeds of $64,212 thousand from the issuance of common stock, net of commissions and issuance costs from the Company’s IPO, proceeds of $39,863 thousand from the issuance convertible notes net of issuance costs, proceeds of $39,508 thousand from the issuance and sale of shares of our Series E convertible preferred stock, proceeds of $919 thousand from the exercise of common stock options and $455 thousand proceeds from the exercise of warrants for our Series Seed and Series B preferred stock.
For the year ended December 31, 2024, net cash provided by financings activities was $66 thousand, consisting of $66 thousand from proceeds from the exercise of common stock options.
Contractual Obligations and Commitments
Our contractual commitments will have an impact on our future liquidity. These commitments include future payments on our Trinity Loan Agreement, future payments on facility leases and certain royalty obligations. Where applicable, we calculate our obligation based on termination fees that can be paid to exit the contract.
Debt
The principal outstanding under our Trinity Loan Agreement was $15,000 thousand as of December 31, 2025, however, we are required to make monthly payments of interest only through September 2027. Following the interest-only period, we are required to make payments of interest and principal in monthly installments through maturity of the term loans on September 1, 2028.
Leases
We have entered into an operating lease for office space in Michigan. The lease has a five-year term, which commenced in July 2021 and is renewable for one additional five-year term upon expiration. We have entered into an operating lease for warehouse space in California. The lease has a three-year term, which commenced in March 2025 and is renewable for one additional one-year term upon expiration. As of December 31, 2025, the operating lease obligations under these operating leases were $125 thousand.
Royalties
On October 22, 2020, we entered into a software license agreement with Genesis Software Innovations, LLC (“Genesis Software”), which was amended and restated on June 10, 2025 and subsequently amended and restated on June 10, 2025 (as amended and restated, the “License Agreement”), pursuant to which we are required to pay Genesis Software certain payments, including royalty payments, until such time we have paid Genesis Software an aggregate of $7,000 thousand under the License Agreement. As of December 31, 2025, we have paid an aggregate of $5,687 thousand of the total $7,000 thousand, including royalties of $1,641 thousand and $1,169 thousand in the years ended December 31, 2025 and 2024, respectively.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements or any relationships with unconsolidated entities or financial partnerships, such as structured finance, special purpose entities, or variable interest entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
While our significant accounting policies are more fully described in Note 1 of our financial statements included elsewhere in this Annual Report, we believe the following discussion addresses our most critical accounting policies and estimates, which are those that are most important to our financial condition and results of operations and require our most difficult, subjective and complex judgments.
Revenue Recognition
Revenue is recognized as the performance obligations to deliver products are satisfied and are recorded based on the amount of consideration we expect to receive in exchange for satisfying the performance obligations. Our sales are recognized primarily when we transfer control to the customer, which is generally when we have received a purchase order and appropriate notification the product has been used or implanted. Products are primarily transferred to customers at a point in time.
Revenue represents the amount of consideration we expect to receive from customers in exchange for transferring products. Net revenue excludes sales taxes we collect from customers. Other costs to obtain and fulfill contracts are generally expensed as incurred due to the short-term nature of most of our sales. We extend terms of payment to our customers based on commercially reasonable terms for the markets of our customers, while also considering their credit quality. Shipping and handling costs charged to customers are included in net sales.
Our payment terms with customers are customary and vary by customer but typically range from 30 to 60 days. We have evaluated the terms of our arrangements and determined that they do not contain significant financing components.
Inventories
Inventories consist of finished goods purchased from third-party suppliers. Inventories are stated at the lower of average cost or net realizable value. We have applied these inventory cost valuation methods consistently from year to year. Two suppliers provide substantially all of our finished goods.
We record inventory reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon the age of specific inventory on hand and assumptions about future demand and market conditions. Our inventory has an initial five year usable life and we maintain the ability to extend the usable life of inventory for an additional five years. As a result, our analysis focuses on to what extent inventory on hand is in excess of market demand, which requires assessment of various factors that require the use of judgment including forecasted sales, continued growth, impact of competitors’ products and ensuring we maintain adequate inventory on hand. If actual conditions differ from our assumptions, adjustments to the reserve may be required.
Inventories presented on the balance sheets are net of reserves for estimated obsolescence or unmarketable inventory which were $845 thousand and $287 thousand as of December 31, 2025 and 2024, respectively. Our inventories as of December 31, 2025 included $465 thousand of inventories that, as of December 31, 2025, did not have material sales in the preceding twelve months. These inventories were primarily comprised of implants of less commonly used sizes that are within various implant families made available to surgeons at the time of surgery. These inventories are included in our analysis of our reserve for estimated obsolescence or unmarketable inventory. A portion of these inventories have been reserved for, and the remaining portion of these inventories are expected to be sold through our existing distribution network or in future markets.
Stock-Based Compensation
We measure all stock options based on their fair value on the date of the grant. Those awards typically have a graded vesting schedule and compensation expense for awards with only service conditions are recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. We have not issued any stock-based awards with performance-based or market-based vesting conditions.

We use the Black-Scholes option pricing model, which incorporates assumptions and estimates, to measure the fair value of its option awards on the date of grant of each stock option award. We determined the assumptions for the Black-Scholes option pricing model as discussed below. Each of these inputs described below is subjective and generally requires significant judgment to determine. Forfeitures were accounted for as they occurred.
•Expected Term. The expected term represents the period that the stock-based awards are expected to be outstanding. As we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term, the expected term of stock options granted has been determined using the simplified method, which is the average of the midpoints between the vesting date and the contractual term for all vesting tranches.
•Risk-Free Interest Rate. The risk-free interest rate is based on the rate of the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award.
•Expected Volatility. Because we do not have a trading history of our common stock, the expected volatility was derived from the average historical stock volatilities of several public companies within our industry that we consider to be comparable to our business over a period equivalent to the expected term of the stock-based award.
•Expected Dividend Yield. The expected dividend yield is zero as we have not paid and do not anticipate paying any dividends for the foreseeable future.
If any of the assumptions used in the Black-Scholes option pricing model change significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously. See Note 10 to our financial statements included elsewhere in this Annual Report for further details.
Determination of Fair Value of Warrant Liabilities
Given the absence of a public trading market to date, the fair value of our common stock has been determined by our board of directors at the time of issuance of warrants, with input from management, considering contemporaneous independent third-party valuations of common and preferred stock, and our board of directors’ assessment of additional objective and subjective factors that it believed were appropriate.
Our common stock and preferred stock warrants require liability classification and accounting. The warrants are recorded at fair value upon issuance and are subject to remeasurement to fair value at each balance sheet date, with any changes in fair value recognized in other (income) expense, net. The fair value was estimated using a Black-Scholes option pricing model. The valuation model used incorporates significant assumptions and estimates, which include, but are not limited to, the fair value per share of the underlying shares, the remaining contractual term of the warrants, risk-free interest rate and expected volatility of the price of the underlying shares.
Recently Issued Accounting Pronouncements
See Note 1 to our financial statements included elsewhere in this Annual Report for a description of recent accounting pronouncements applicable to our financial statements.
Emerging Growth Company and Smaller Reporting Company Status
We are an emerging growth company, as defined in the JOBS Act. The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company; however, we may adopt certain new or revised accounting standards early. As a result, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies and our financial statements may not be comparable to other public companies that comply with new or revised accounting pronouncements as of public company effective dates. The JOBS Act also exempts us from having to provide an attestation and report from our independent registered public accounting firm on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act.
We will remain an emerging growth company until the earliest of: (i) the last day of the fiscal year following the fifth anniversary of the consummation of this offering; (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion; (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these exemptions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for shares of our common stock and our share price may be more volatile.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary risk associated with fluctuating interest rates is related to our debt. The term loans under the Trinity Loan Agreement bear interest at an annual rate equal to the greater of the prime rate plus 3.50% and 11.00%. Under the terms of the Trinity Loan Agreement, the prime rate is equal to the greater of 8.0% per year and the prime rate as reported in The Wall Street Journal. In addition, we hold cash and cash equivalents as well as marketable securities, all of which may generate interest income. The primary objectives of our investment activities are to preserve principal and provide liquidity. Since our results of operations are not dependent on investments, we believe the risk associated with fluctuating interest rates is limited. We do not believe that a hypothetical 10% increase or decrease in interest rates during any of the periods presented would have had a material negative effect on our financial statements included elsewhere in this Annual Report considering the balance of outstanding debt compared to the balance of marketable securities on the Company’s Balance Sheets. We do not currently use or plan to use financial derivatives in our investment portfolio and we do not currently engage in hedging transactions to manage our exposure to interest rate risk.
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

Item 8. Financial Statements and Supplementary Data

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Shoulder Innovations, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Shoulder Innovations, Inc. (the "Company") as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Grand Rapids, Michigan
March 10, 2026
We have served as the Company’s auditor since 2023.

Shoulder Innovations, Inc.
Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$26,871	$6,123
Marketable securities	97,434	8,921
Trade accounts receivable, net of allowance for credit losses	8,268	5,122
Inventories, net	21,591	13,955
Prepaid expenses	1,518	431
Other current assets	1,483	573
Total Current Assets	157,165	35,125
Property and equipment, net	12,532	7,487
Operating lease right-of-use asset	110	68
Intangible assets, net	100	400
Total Assets	169,907	43,080
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable ($1,220 and $813 to related parties, respectively)	8,874	4,860
Current operating lease obligations	62	47
Accrued liabilities ($575 and $344 to related parties, respectively)	5,259	2,740
Total Current Liabilities	14,195	7,647
Long-Term Liabilities
Preferred stock warrant liability	—	970
Long-term debt	14,911	14,658
Long-term operating lease obligations	51	25
Total Long-Term Liabilities	14,962	15,653
Total Liabilities	29,157	23,300
Commitments and contingencies (note 13)
Convertible Preferred Stock
Series Seed, $0.001 par value, no and 16,840,400 shares authorized, and no and 15,851,401 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	1,337
Series A, $0.001 par value, no and 22,399,370 shares authorized, and no and 22,399,370 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	5,600
Series B, $0.001 par value, no and 6,913,964 shares authorized, and no and 5,913,964 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	2,200
Series C, $0.001 par value, no and 50,116,284 shares authorized, and no and 50,116,284 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	21,550
Series D, $0.001 par value, no and 83,403,626 shares authorized, and no and 80,909,169 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	43,788
Total Convertible Preferred Stock	—	74,475

Stockholders’ Equity (Deficit)

Shoulder Innovations, Inc.
Balance Sheets
(in thousands, except share and per share amounts)

Common stock, $0.001 par value, 730,000,000 and 212,366,763 shares authorized and 20,623,457 and 83,882 shares issued and outstanding as of December 31, 2025 and of December 31, 2024, respectively	21	1
Preferred stock, $0.001 par value, 20,000,000 and no shares authorized and no shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	238,012	2,148
Accumulated deficit	(97,400)	(57,041)
Accumulated other comprehensive income	117	197
Total Stockholders’ Equity (Deficit)	140,750	(54,695)
Total Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)	$169,907	$43,080

See accompanying notes to financial statements.

Shoulder Innovations, Inc.
Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Net Revenue	$47,317	$31,623
Cost of Goods Sold	11,115	7,282
Gross Profit	36,202	24,341
Selling, General, and Administrative Expenses (Includes $3,712 and $3,325 to related parties, respectively)	54,768	34,505
Research and Development Expenses (Includes $5,398 and $3,574 to related parties, respectively)	7,731	4,489
Operating Loss	(26,297)	(14,653)
Other Expense
Interest expense, net	70	1,316
Change in fair value of convertible notes, net	2,217	—
Change in fair value of Series E purchase option	11,719	—
Other (income) expense, net	56	(350)
Total Other Expense	14,062	966
Loss before income tax expense	(40,359)	(15,619)
Income Tax Expense	—	—
Net Loss	$(40,359)	$(15,619)

Other Comprehensive loss, net
Unrealized loss on marketable securities	(80)	(159)
Total Other Comprehensive loss, net	(80)	(159)
Comprehensive loss	$(40,439)	$(15,778)

Net loss per share attributed to common stock – basic and diluted:
Net loss per share	$(4.65)	$(242.04)
Weighted average shares outstanding:
Weighted average common shares outstanding – basic and diluted	8,673,148	64,530
See accompanying notes to financial statements.

Shoulder Innovations, Inc.
Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except shares and per share amounts)

		Common Stock
	Preferred Stock	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2023	$74,475	57,354	$1	$1,328	$356	$(41,422)	$(39,737)
Issuance of common stock	—	26,528	—	66	—	—	66
Stock-based compensation expense	—	—	—	754	—	—	754
Net Loss	—	—	—	—	—	(15,619)	(15,619)
Other Comprehensive loss, net	—	—	—	—	(159)	—	(159)
Balance, December 31, 2024	$74,475	83,882	$1	$2,148	$197	$(57,041)	$(54,695)
Issuance of preferred stock in private placement, net of issuance cost of $404	51,445	—	—	—	—	—	—
Exercise of preferred stock warrant	1,044	—	—	—	—	—	—
Conversion of preferred stock to common stock upon IPO	(126,964)	12,366,434	12	126,952	—	—	126,964
Issuance of common stock upon IPO, net of offering costs of $5,538	—	5,000,000	5	64,207	—	—	64,212
Conversion of redeemable convertible preferred stock warrants to common stock warrants on IPO	—	—	—	637	—	—	637
Conversion of convertible notes to common stock upon IPO	—	2,810,428	3	42,153	—	—	42,156
Issuance of common stock	—	347,999	—	919	—	—	919
Exercise of common stock warrants	—	14,714	—	—	—	—	—
Stock-based compensation expense	—	—	—	996	—	—	996
Net Loss	—	—	—	—	—	(40,359)	(40,359)
Other Comprehensive loss, net	—	—	—	—	(80)	—	(80)
Balance, December 31, 2025	$—	20,623,457	$21	$238,012	$117	$(97,400)	$140,750
See accompanying notes to financial statements.

Shoulder Innovations, Inc.
Statements of Cash Flows
(amounts in thousands)

	Year Ended December 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(40,359)	$(15,619)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,208	2,196
Amortization of debt discounts	253	307
Credit losses, net of recoveries	153	146
Loss on disposal of long-lived assets	100	44
Stock compensation expense	996	754
Realized gain on marketable securities	(404)	(482)
Change in fair value of warrant liabilities and Series E purchase option	11,975	119
Change in fair value of convertible notes, net	2,217	—
Other	—	(571)
Change in Operating Assets and Liabilities
Trade accounts receivable	(3,299)	(575)
Inventory	(7,636)	(4,032)
Prepaid expenses	(1,087)	(12)
Accounts payable	3,369	3,124
Other current assets and liabilities	1,902	458
Net Cash Used in Operating Activities	(28,612)	(14,143)
Cash Flows from Investing Activities
Fixed asset purchases	(7,408)	(4,015)
Purchases of marketable securities	(119,491)	(5,281)
Sales of marketable securities	31,302	23,260
Net Cash Provided (Used) in Investing Activities	(95,597)	13,964
Cash Flows from Financing Activities
Proceeds from exercise of common stock options	919	66
Proceeds from exercise of preferred stock warrants	455	—
Proceeds from Series E convertible preferred stock, net of issuance cost	39,508	—
Proceeds from the issuance of convertible notes, net of issuance costs	39,863	—
Proceeds from IPO, net of commissions and issuance costs	64,212	—
Net Cash Provided in Financing Activities	144,957	66
Net Change in Cash for Period	20,748	(113)
Cash and Cash Equivalents, beginning of year	6,123	6,236
Cash and Cash Equivalents, end of year	$26,871	$6,123
Supplemental Cash Flows information
Cash paid for interest	$1,688	$1,785
Non-Cash Investing and Financing Activities
Series E second tranche right equity conversion	$11,937	$—
Preferred stock warrant liability equity conversion	$589	$—
Preferred stock warrant liability equity conversion on completion of IPO	$637	$—
Conversion of redeemable convertible preferred stock into common stock on completion of IPO	$126,964	$—
Conversion of convertible notes into common stock on completion of IPO	$42,156	$—
Capital expenditures included in accounts payable	$1,100	$455
See accompanying notes to financial statements.

Shoulder Innovations, Inc.
Notes to the Financial Statements
(in thousands, except share, per share data and percentages)

1. Summary of Significant Accounting Policies
Business Activity
Shoulder Innovations, Inc. (the Company) is principally involved in developing next generation shoulder replacement implants, utilizing contract manufacturing partners, and distributing them nationwide for surgeries through a network of employed and contracted sales representatives. The Company is headquartered in Grand Rapids, Michigan and markets and sells its products throughout the United States.
Reverse Stock Split
On July 23, 2025, the Company amended its amended and restated certificate of incorporation to effect a reverse stock split of shares of the Company’s common stock on a 1-for-19.08 basis (the “Reverse Stock Split”). The common stock warrants and options to purchase common stock were subsequently adjusted as a result of the Reverse Stock Split. All impacted share and per-share information included in these financial statements and notes thereto have been retroactively adjusted to give effect to the Reverse Stock Split.
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
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of

Shoulder Innovations, Inc.
Notes to the Financial Statements
(in thousands, except share, per share data and percentages)

assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Concentrations of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, are primarily marketable securities and trade accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the number of entities comprising our customer base. We perform ongoing credit evaluations of our customers and generally do not require collateral.
There was no customer that accounted for 10% or more of revenue, or accounts receivable for the years ended December 31, 2025 and 2024, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid funds with an original contractual maturity on the date of purchase of three months or less to be classified and presented as cash equivalents. The Company maintains cash balances in bank checking accounts. From time to time during the year, cash deposited in these accounts may be in excess of the federally insured limit.
Marketable Securities
The Company’s marketable securities consist predominately of investment-grade, U.S. dollar-denominated fixed and floating-rate debt, which are classified as available-for-sale and are valued in accordance with the fair value measurement guidance. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in the statements of operations and comprehensive loss as other comprehensive loss, net of tax. Realized gains and losses, if any, are calculated on the specific identification method and are included in the statements of operations and comprehensive loss.
Available-for-sale debt securities are recorded at fair value. When the fair value of the securities declines below the amortized cost basis, impairment is indicated and it must be determined whether it is other than temporary. Impairment is considered to be other than temporary if the Company: (i) intends to sell the security, (ii) will more likely than not be forced to sell the security before recovering its cost, or (iii) does not expect to recover the security’s amortized cost basis. If the decline in fair value is considered other than temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in other (income) expense, net. Subsequent increases or decreases in fair value are reported as a component of stockholders’ equity in accumulated other comprehensive income.
Interest income from the Company’s marketable securities for the years ended December 31, 2025 and 2024 totaled $1,948 and $770, respectively, and is included in Interest expense, net on the statements of operations and comprehensive loss.
Trade Accounts Receivable
Trade accounts receivable are stated at the amount management expects to collect from outstanding customer obligations due under normal trade terms. Generally, management provides for probable uncollectible amounts through a charge to the allowance for credit losses on accounts receivable based on its evaluation of the status of individual accounts, past credit history with customers, and the customers’ current financial condition. A rollforward of the allowance for credit loss is as follows:

	December 31
	2025	2024
Beginning Balance	$163	$50
Provision	153	146
Write-offs	—	(33)
Ending Balance	$316	$163

Shoulder Innovations, Inc.
Notes to the Financial Statements
(in thousands, except share, per share data and percentages)

Inventories
Inventories are stated at the lower of average cost or net realizable value. Inventories consist of finished goods purchased from third-party suppliers. Two suppliers provide substantially all of the Company’s finished goods. The Company records inventory reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon the age of specific inventory on hand and assumptions about future demand and market conditions. The Company had an inventory reserve of $845 and $287 as of December 31, 2025 and 2024, respectively.

	December 31,
	2025	2024
Finished Goods	$22,436	$14,242
Inventory reserve	(845)	(287)
Inventories, net	$21,591	$13,955
Property and Equipment and Depreciation
Property and equipment are stated at cost, less accumulated depreciation. Property and equipment are depreciated using straight-line methods over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred.
When items of property or equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.
Surgical instruments are provided to surgeons and hospitals to facilitate the use of the Company’s products. The Company does not receive additional or separate consideration for the use of its surgical instruments by surgeons and hospital staff. Surgical instruments are owned and controlled by the Company and are used to generate long-term economic benefits. The Company has concluded that surgical instruments meet the criteria under ASC 360 - Property, Plant and Equipment and that appropriate expense recognition is through depreciation over the useful life of the surgical instruments.
Estimated useful lives for financial reporting purposes are as follows:

Asset Category	Useful Life (Years)
Machinery and equipment	5
Instruments	5
Computer equipment	5
Furniture and Fixtures	7
Leasehold Improvements	10
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is determined by comparing the carrying value of the assets to their estimated future undiscounted cash flows. If the sum of the estimated future undiscounted cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. If it is determined that an impairment has occurred, the asset is written down to its estimated fair value and a charge to income is recognized. The Company has not recorded any impairment losses on long-lived assets during the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, all long-lived assets were located in the U.S.

Shoulder Innovations, Inc.
Notes to the Financial Statements
(in thousands, except share, per share data and percentages)

Intangible Assets
The Company’s intangible assets relate to an acquired software license agreement. Intangible assets are amortized on a straight-line basis over their estimated useful lives. As of May 1, 2021, upon FDA clearance of the licensed materials, the software license agreement was considered to be in service and amortization began being recognized. Amortization expense is included in selling, general, and administrative expenses in the statements of operations and comprehensive loss. The Company did not identify any triggering events and determined there was no impairment to recognize as of December 31, 2025 and 2024. The useful life, gross carrying amount, accumulated amortization, and net carrying value of the intangible asset is as follows:

December 31, 2025	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Software License	5	$1,500	$1,400	$100

December 31, 2024	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Software License	5	$1,500	$1,100	$400
Amortization expense in each of the next three years is expected to be the following:

Year ending December 31,
2026	$100
Total	$100
Advertising Costs
The Company has elected to expense advertising costs as incurred. Total advertising costs were $1,176 and $865, for the years ended December 31, 2025 and 2024, respectively.
Research and Development Expenses
Research and development expenses are expensed in the period in which they are incurred and totaled $7,731 and $4,489 for the years ended December 31, 2025 and 2024, respectively. Research and development expenses may include costs incurred in performing research and development activities, including clinical trial costs, manufacturing costs for both clinical and pre-clinical materials as well as other contracted services, and other external costs. Non-refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received, rather than when payment is made, in accordance with ASC 730, Research and Development.
Presentation of Sales Taxes
Various states impose a sales or similar tax on certain of the Company’s sales to non-exempt customers. The Company collects that tax from customers and remits the entire amount to the state. The Company’s accounting policy is to exclude the tax collected and remitted to the state from sales revenue and cost of goods sold.
Income Taxes
Provision for income taxes is based on amounts reported in the statements of operations and comprehensive loss and include deferred taxes on temporary differences for tax and financial statement purposes. Temporary differences arise from differences between methods used for tax purposes and book purposes. Deferred taxes are computed using the liability method as prescribed by ASC 740, Income Taxes. The Company recorded a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.
The Company follows the provisions of ASC 740-10-25, Accounting for Uncertainty in Income Taxes, which seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for

Shoulder Innovations, Inc.
Notes to the Financial Statements
(in thousands, except share, per share data and percentages)

income taxes. Under ASC 740-10-25, an organization must recognize the tax benefit associated with tax positions taken for tax return purposes when it is more likely than not that the position will be sustained. The Company recognizes any corresponding interest and penalties associated with its income tax positions in income tax expense. The Company records liabilities in which it believes the position is not more likely than not sustainable.
There are no uncertain tax positions to recognize as of December 31, 2025 and 2024. The net operating losses for prior years are subject to adjustment under examination to the extent they remain unutilized in an open year.
Convertible Preferred Stock Warrants
The Company accounts for its freestanding warrants on its convertible preferred stock as liabilities, as the instruments underlying the warrants are classified outside of permanent equity. The underlying shares of convertible preferred stock are classified as mezzanine equity due to contingent redemption provisions outside of the Company’s control. Such warrants are measured and recognized at fair value and subject to re-measurement at each balance sheet date. At the end of each reporting period, changes in fair value during the period are recognized as a component of other expense in the accompanying statements of operations and comprehensive loss until the warrants are exercised or expire. Upon completion of the Company’s IPO all outstanding preferred stock warrants converted to common stock warrants.
Revenue Recognition
Revenue is recognized as the performance obligation to deliver products is satisfied and are recorded based on the amount of consideration the Company expects to receive in exchange for satisfying the performance obligations. Our sales are recognized primarily when the Company transfers control to the customer, which is generally when the Company has received a purchase order and appropriate notification that the product has been used or implanted. Products are primarily transferred to customers at a point in time.
Revenue represents the amount of consideration the Company expects to receive from customers in exchange for transferring products. Net revenue exclude sales taxes the Company collects from customers. Other costs to obtain and fulfill contracts are generally expensed as incurred due to the short-term nature of most of our sales. The Company extends terms of payment to our customers based on commercially reasonable terms for the markets of our customers, while also considering their credit quality. Shipping and handling costs charged to customers are included in net sales. Total shipping and handling costs for the years ended December 31, 2025 and 2024 were $901 and $456, respectively.
The Company’s payment terms with customers are customary and vary by customer but typically range from 30 to 60 days. The Company has evaluated the terms of its arrangements and determined that they do not contain significant financing components.
The Company does not provide any warranty on their products other than for implied use. The Company has not experienced any warranty claims and does not carry a reserve.
Employee Benefit Plan
The Company maintains a defined-contribution plan, which covers all employees, and was established during 2022. All employees are eligible as of the first of the month following their hire date. The Company’s policy is to provide a discretionary match, which for the years ended December 31, 2025 and 2024 was 100% of the first 3% contributed, and a 50% match of the next 2% contributed, which results in an overall 4% Company contribution that is vested immediately. The amount of expense recognized for the years ended December 31, 2025, and 2024 was $499 and $273, respectively.
New Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 permits adoption on a retrospective basis to financial instruments outstanding as of the beginning of the first comparative reporting period presented. The Company adopted the new standard on January 1, 2024. There was not a significant impact to the financial statements as a result of this pronouncement.

Shoulder Innovations, Inc.
Notes to the Financial Statements
(in thousands, except share, per share data and percentages)

In November 2023, the FASB issued ASU 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures was designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted the new standard on January 1, 2024. There was not a significant impact to the Company’s balance sheets, statements of operations and comprehensive loss or statement of cash flows. The adoption impacted the Company’s financial statement disclosure in Note 12.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) (“ASC 740”). The update requires all public business entities on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold and an explanation, if not otherwise evident, of the individual reconciling items disclosed, such as the nature, effect, and underlying causes of the reconciling items and the judgment used in categorizing the reconciling items. In addition, the update requires certain new disclosures of the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid (net of refunds received). Other new disclosures required include income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. The new guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments are to be applied on a prospective basis, with retrospective application permitted. As an emerging growth company that has not opted out of the extended transition period for complying with new or revised financial accounting standards, the amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on the Company’s financial statements and related disclosures.
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
2. Fair Value Measurements
The Company utilizes fair value measurement guidance prescribed by accounting standards to value its financial instruments. The guidance establishes a fair value hierarchy for financial instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.
Fair value is defined as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy contains three levels of inputs that may be used to measure fair value, in accordance with ASC 820, Fair Value Measurement, of which the first two are considered observable and the last is considered unobservable. These levels are as follows:
Level 1 – Inputs at this level include unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
Level 2 – Inputs at this level include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active,

Shoulder Innovations, Inc.
Notes to the Financial Statements
(in thousands, except share, per share data and percentages)

or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.
Level 3 – Inputs at this level include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies, or similar valuation techniques, as well as significant management judgment or estimation.
To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
The recorded amounts of certain financial instruments, including cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their relatively short maturities.
The fair value of marketable securities as of December 31, 2025 and 2024 are summarized below:

	December 31, 2025
	Level 1	Level 2	Level 3
Assets:
Cash Equivalents
Money market funds	$11,799	$—	$—
Short-term marketable securities at fair value
U.S. treasury and government agencies	76,678	—	—
Corporate and international bonds	—	20,756	—
Total assets	$88,477	$20,756	$—

	December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Cash Equivalents
Money market funds	$85	$—	$—
Short-term marketable securities at fair value
U.S. treasury and government agencies	6,053	—	—
Corporate and international bonds	—	2,868	—
Total assets	$6,138	$2,868	$—

Liabilities:
Preferred stock warrant liability			$970
Warrants
Liabilities related to stock warrants are remeasured at fair value on a recurring basis using the Black-Scholes option pricing model. The following table presents the change in fair value of the stock warrants which are classified in Level 3 of the fair value hierarchy for the years ended December 31, 2025 and 2024:

Shoulder Innovations, Inc.
Notes to the Financial Statements
(in thousands, except share, per share data and percentages)

	December 31, 2025
	Preferred Stock warrant liability	Series E purchase option
Balance January 1, 2025	$970	$—
Additions	—	218
Change in fair value	256	11,719
Exercises	(589)	(11,937)
Conversion to equity upon IPO	$(637)	$—
Balance December 31, 2025	$—	$—
The following table presents the change in fair value of the preferred stock warrants which are classified in Level 3 of the fair value hierarchy for the year ended December 31, 2024:

2024
Preferred Stock warrant liability
Balance January 1, 2024	$851
Change in fair value	119
Balance December 31, 2024	$970
The stock warrants were valued under the option pricing model, which considers the estimated volatility of the Company’s common stock at the date of measurement based on selected metrics of applicable volatility calculations from guideline public companies. The remeasurement of the convertible preferred stock warrant liability resulted in $256 and $119 recognized as other (income) expense, net for the years ended December 31, 2025 and 2024, respectively.
The fair value of the warrants were estimated as of December 31, 2025 and 2024 using an option pricing model with the following weighted average assumptions:

December 31
Description	2024
Weighted average volatility	55.0%
Weighted average risk-free rate	4.26%
Expected dividend yield	0.00%
The Series E purchase option was valued under the option pricing model, which considers the estimated volatility of the Company’s equity at the date of measurement based on selected metrics of applicable volatility calculations from guideline public companies. The remeasurement of the Series E purchase option resulted in $11,719 recognized as an increase in fair value of Series E purchase option for the year ended December 31, 2025.
The convertible notes were valued using the fair value election per ASC 825 Financial Instruments. The convertible notes were valued using the expected stock price upon IPO and the probability of the IPO occurring. The Company weighted an IPO scenario at 97% and a liquidation event at 3% and an expected stock price within the floor and cap described in Note 9. The initial fair value measurement at issuance of the convertible notes was $49,815 and resulted in $9,952 recognized as a day one loss which is included in change in fair value of convertible notes, net for the year ended December 31, 2025 in the Company’s Statements of Operations and Comprehensive Loss. At completion of the Company’s IPO the convertible notes and accrued interest converted into 2,810,428 shares of common stock. The Company recognized a $7,739 gain upon settlement of the convertible notes which is recognized in change in fair value of convertible notes, net for the year ended December 31, 2025 in the Company’s Statements of Operations and Comprehensive Loss.

Shoulder Innovations, Inc.
Notes to the Financial Statements
(in thousands, except share, per share data and percentages)

3. Accrued Liabilities and Other Current Liabilities
Accrued liabilities and other current liabilities consist of the following:

	December 31,
	2025	2024
Commissions payable	$1,401	$836
Accrued legal fees	236	247
Accrued payroll	1,776	738
Accrued royalties	1,074	612
Other	772	307
Accrued liabilities and other liabilities	$5,259	$2,740
4. Property and Equipment, Net
Net property and equipment, net consist of the following:

	December 31,
	2025	2024
Instruments	$18,803	$11,223
Machinery and equipment	94	94
Computer equipment	276	190
Furniture and fixtures	70	70
Leasehold improvements	167	150
Total property and equipment	19,410	11,727
Less: Accumulated depreciation	(6,878)	(4,240)
Property and Equipment, Net	$12,532	$7,487
Depreciation expense for the years ended December 31, 2025 and 2024 totaled $2,908 and $1,896, respectively, and is included in selling, general, and administrative expense in the statements of operations and comprehensive loss.
5. Debt
On July 18, 2025, the Company issued $40,000 aggregate principal amount of convertible notes. The convertible notes were to mature on September 1, 2028 and accrue interest at a rate of 5.0% per annum through June 30, 2026, at which time the interest rate was to increase to 10.0% per annum. Upon the consummation of the IPO, the convertible notes automatically converted into a number of shares of common stock equal to the outstanding principal amount of the notes and any accrued interest divided by the applicable conversion price. The conversion price was the lower of (i) a 20.0% discount to the IPO price and (ii) $280,000 divided by the number of fully diluted shares of capital stock (on an as-converted basis) outstanding immediately prior to the IPO, but excluding the convertible notes (the “IPO Capitalization”); provided that, in no event shall such conversion price be less than the quotient obtained by dividing $210,000 by the IPO Capitalization. Upon a liquidation event, the holders of the convertible notes would have received a cash payment equal to the sum of 1.3 times the outstanding principal amount of the convertible notes plus any accrued interest. The Company recognized a $9,952 loss related to the issuance of the convertible notes. Refer to Note 2, Fair Value Measurements, for discussion regarding the valuation of the convertible notes.
On August 1, 2025 the convertible notes and accrued interest converted into 2,810,428 shares of common stock. The Company recognized a $7,739 gain upon the conversion of the convertible notes.
On August 7, 2023, the Company entered into a loan and security agreement (the “Trinity Loan Agreement”) with Trinity Capital Inc. as lender, administrative agent, and collateral agent.

Shoulder Innovations, Inc.
Notes to the Financial Statements
(in thousands, except share, per share data and percentages)

The Trinity Loan Agreement provides a term loan commitment of $45,000 in three potential tranches: (i) a $15,000 term loan facility funded on August 7, 2023, (ii) a $15,000 term loan facility available at the Company’s request on or before December 31, 2024, if the Company achieves certain revenue milestones, and (iii) a $15,000 term loan facility available at the Company’s request on or before December 31, 2025, if the Company achieves certain additional revenue milestones. All three of these term loans have a maturity date of September 1, 2028. Borrowings under all three term loan facilities bear interest at a variable annual rate equal to the greater of (i) 11.50% and (ii) the Prime Rate plus 3.50%. The second tranche expired on December 31, 2025, prior to Company drawing on the tranche.
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
In connection with the closing of the Trinity Loan Agreement the Company issued a warrant to the Lender to purchase shares of the Company’s Series D convertible preferred stock (“Trinity Warrant”). The Trinity Warrant has an exercise price of $10.33 per share and expires 10 years from the issue date of the Trinity Loan Agreement; refer to Note 9. Upon the advance of the tranche A loan, 43,578 shares vested, and an additional 43,578 shares that would have vested upon the advance of the tranche B loan expired on December 31, 2025.
The Trinity Loan Agreement provides that the Company can at any time prepay the term loans, in whole or in part, subject to a prepayment premium equal to: (a) 2.50% of the then-outstanding principal amount of the term loans, if such prepayment occurs on or prior to the first anniversary of the Trinity Loan Agreement; (b) 1.50% of the then-outstanding principal amount of the advance, if such prepayment occurs after the first anniversary of the Trinity Loan Agreement and on or prior to the second anniversary of the Trinity Loan Agreement; and (c) 1.00% of the then-outstanding principal amount of the advance, if such prepayment occurs after the second anniversary of the Trinity Loan Agreement and prior to the Maturity Date. We are required to make an end of term payment equal to 3.00% of the aggregate principal amount of the term loans funded on the earlier of (i) the Maturity Date, (ii) the date that the Company prepays all of the outstanding principal in full or (iii) the date of acceleration of the balance of the outstanding term loans by the Agent. The term loans are secured by substantially all our assets, including intellectual property.
Proceeds related to the Trinity Loan Agreement were $14,850, net of issuance costs of $250 and return of deposit of $100. As of December 31, 2025, the Company recorded long-term debt related to the Trinity Loan Agreement of $14,911, which includes a principal amount of $15,000 and unamortized discount, debt issuance costs and deferred interest of $571, based on an imputed interest rate of 12.33%. As of December 31, 2024, the Company recorded long-term debt related to the Trinity Loan Agreement of $14,658, which included principal amount of $15,000 and unamortized debt discount, issuance cost and deferred interest of $623, based on an imputed interest rate of 14.00%. Interest expense for the years ended December 31, 2025 and 2024 totaled $2,018 and $2,086, respectively.
6. Leases
Month-to-Month Lease
The Company leases a facility in Michigan from a related party. The lease is on a month-to-month basis. Total rent expense under this agreement for the years ended December 31, 2025 and 2024, was $10 and $33, respectively. There are no future minimum lease payments associated with this lease. The Company has elected to apply the short-term lease exception guidance and therefore has not recorded a right-of-use asset or liability related to this lease.
Lease Obligations
The Company leases office and distribution space in Michigan under a five-year lease agreement, which commenced in July 2021. The Company also leases a distribution facility in California under a three-year lease agreement, which commenced in March 2025. The Company has determined these lease agreements qualify as operating lease arrangements. The Company’s remaining operating lease term is approximately 1.8 years at December 31, 2025.

Shoulder Innovations, Inc.
Notes to the Financial Statements
(in thousands, except share, per share data and percentages)

As the lease contract does not provide an implicit discount rate, the Company used 10.25% representing its incremental borrowing rate based on information available at the commencement date, to determine the present value of lease payments. The incremental borrowing rate is based on a borrowing with a term similar to that of the associated lease. The Company does not include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the term of the borrowing.
At December 31, 2025, the right-of-use asset and lease liability relating to operating leases was $110 and $113, respectively. Operating lease expense and variable lease expense for the year ended December 31, 2025 were $69 and $74, respectively. Operating lease expense and variable lease expense for the year ended December 31, 2024 were $48 and $17, respectively.
At December 31, 2025, the commitment for operation lease liabilities for future annual periods was as follows:

Year Ending December 31,
2026	$70
2027	47
2028	8
Total Lease Payments	125
Less imputed interest	12
Present Value of Lease Liabilities	$113
7. Income Taxes
Provision Expense for Income Taxes
The Company had no current or deferred tax expense recorded as of December 31, 2025 and 2024.
Income tax expense differs from the statutory rate due primarily to the impact of the valuation allowance against the Company’s deferred tax assets.
Deferred Income Tax Assets and Liabilities
The components of deferred income tax assets and liabilities are as follows:

	December 31,
	2025	2024
Deferred Tax Assets
Net operating loss carryforwards	$18,352	$9,512
Tax credits and other carryforwards	691	464
Section 174 expenditures	450	1,993
Warrant and Series E liabilities	2,670	—
Accrued liabilities and other items	669	332
Deferred Tax Assets	22,832	12,301
Deferred Tax Liability
Depreciation and amortization	(2,391)	(1,338)
Deferred Tax Liability	(2,391)	(1,338)
Deferred Tax Assets, Net	20,441	10,963
Valuation Allowance	(20,441)	(10,963)
Net Deferred Tax Asset	$—	$—
A reconciliation of the Company’s provision for income taxes at the federal statutory rate of 21% to the reported income tax provision for the years ended December 31, 2025 and 2024 is as follows:

Shoulder Innovations, Inc.
Notes to the Financial Statements
(in thousands, except share, per share data and percentages)

	December 31,
	2025	2024
Computed “expected” tax benefit	$(8,475)	$(3,267)
Permanent differences	51	33
General Business tax credits	(227)	—
Other	(828)	157
Change in valuation allowance	9,479	3,077
Income Tax expense (benefit)	$—	$—
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. The Company has determined for the years ended December 31, 2025 and 2024, based on all available evidence analyzed on a more likely than not basis, a valuation allowance should be established on all of the net deferred tax asset in its U.S. jurisdiction since there is not enough positive evidence to support the more likely than not position for the future realization in the U.S. jurisdiction.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act allows for the indefinite carryforward of net operating losses (“NOLs”) arising in a taxable year ending after December 31, 2017, which would be considered an indefinite lived asset. The amendments limit the future usage of such NOLs to 80% of taxable income in a single year and disallow the carryback of NOLs to prior years with taxable income.
As of December 31, 2025 and 2024, the Company has federal net operating loss carryforwards of $87,390 and $45,295, respectively. The Company has federal tax credit carryforwards of $691 and $464 for the years ended December 31, 2025 and 2024, respectively. The NOLs and tax credit carryforwards recorded are subject to limitations under Section 382 and 383. However, the Section 382 limitation did not limit the usage of the net operating loss carryforwards in 2025 or 2024 for federal tax purposes. In addition, the Company’s ability to utilize the current NOL carryforwards might be further limited by future equity issuances. The federal net operating loss carryforwards originated after 2016 and have an indefinite life which may be used to offset 80% of a future year’s taxable income. The Company has various state net operating loss carryforwards with various carryforward periods that will begin to expire in 2034.
The Company operates in various states within the United States and files income tax returns in these various jurisdictions and has generated various net operating loss carryforwards in these jurisdictions to date. The Company does not believe a material uncertain tax position exists as of December 31, 2025 and 2024. Based on the Company’s assessment of many factors, including past experience and complex judgments about future events, the Company does not currently anticipate significant changes in its uncertain tax positions over the next 12 months. In connection with the adoption of the referenced provision, the Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of December 31, 2025 and 2024, the Company had no accrued interest and penalties.
The Company’s federal and state tax returns are open for review going back to the 2022 tax year.
8. Related Party Transactions
On October 22, 2020, the Company entered into a software license agreement with Genesis Software which was amended and restated on January 1, 2023. Robert Ball, the Company’s Chief Executive Officer and Executive Chairman, is a co-founder and director of Genesis Software. Mr. Ball and Matthew Ahearn, the Company’s Chief Operating Officer and a director, are directors of Genesis Investment Holdings, LLC, which has an ownership interest in Genesis Software. In addition, cultivate(MD) Capital Accelerator Fund L.P. and Genesis Investment Holdings, LLC are investors in Genesis Software. The software licensing agreement is a 5 year term. The agreement required an upfront payment of $1,000, an incremental $500 payment when FDA clearance was obtained, and quarterly payments of royalties equal to 4% of the net sales price of each licensed product sold, until such time we have paid Genesis Software an aggregate of $7,000 under the software license agreement. For each of the years ended December 31, 2025 and 2024, the Company paid Genesis

Shoulder Innovations, Inc.
Notes to the Financial Statements
(in thousands, except share, per share data and percentages)

Software $1,641 and $1,169, respectively, pursuant to the license agreement. Amounts owed under the agreement of $575 and $344 are included in accrued liabilities on the Balance Sheets at December 31, 2025, and 2024, respectively.
For the years ended December 31, 2025 and 2024, the Company paid $1,997 and $1,925, respectively, for software development to Genesis Software. Amounts payable of $863 and $276 are included in accounts payable on the Balance Sheets at December 31, 2025, and 2024, respectively.
The Company has entered into a consulting agreement with an entity under common ownership. The consulting agreement is currently on a year-to-year basis. The agreement requires compensation for services performed. If services performed are on an hourly basis, the Company shall be responsible to pay for hours actually worked by the consultant’s employees. The Company will reimburse the consultant for all reasonable expenses incurred in connection with performing services for the Company. For the years ended December 31, 2025 and 2024, the Company paid $4,821 and $3,589, respectively. Amounts payable of $357 and $537 are included in accounts payable on the balance sheets at December 31, 2025, and 2024, respectively.
During the first quarter of 2024, Robert Ball, the Company’s Chief Executive Officer and Executive Chairman, was an investor in Revelation Medical Devices (“RMD”), which manufactures surgical instruments used during procedures involving our systems. After the first quarter of 2024, Mr. Ball is no longer an investor in RMD. For the year ended December 31, 2024, the Company paid RMD $859.
9. Convertible Preferred Stock
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
In June 2025 the Company called the second tranche of its Series E Preferred Stock for the issuance of 29,319,143 shares of Series E Preferred Stock resulting in gross proceeds to the Company of $20,019. The Series E purchase option was revalued as of the date the second tranche was called. The Company recognized the change in value of the Series E purchase option in the change in fair value of Series E purchase option caption in its Statements of Operations and Comprehensive Loss. The fair value of the Series E purchase option was recognized as Series E convertible preferred stock upon the exercise of the Series E purchase option. See Note 2 for additional details.
On March 4, 2025, Genesis Investment Holdings, LLC exercised 988,999 series Seed warrants resulting in proceeds of $83.
For the year ended December 31, 2025, 1,000,000 Series B warrants were exercised, resulting in proceeds of $372.
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
A summary of preferred stock is as follows:

Shoulder Innovations, Inc.
Notes to the Financial Statements
(in thousands, except share, per share data and percentages)

	Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	15,851,401	$1,337	22,399,370	$5,600	5,913,964	$2,200	50,116,284	$21,550	80,909,169	$43,788	—	$—	175,190,188	$74,475
Balance at December 31, 2024	15,851,401	$1,337	22,399,370	$5,600	5,913,964	$2,200	50,116,284	$21,550	80,909,169	$43,788	—	$—	175,190,188	$74,475

Balance at December 31, 2024	15,851,401	$1,337	22,399,370	$5,600	5,913,964	$2,200	50,116,284	$21,550	80,909,169	$43,788	—	$—	175,190,188	$74,475
Exercise of preferred stock warrants	988,999	83	—	—	1,000,000	372	—	—	—	—	—	—	1,988,999	455
Issuance of Series E	—	—	—	—	—	—	—	—	—	—	58,774,312	40,130	58,774,312	40,130
Conversion of redeemable convertible preferred stock to common stock upon IPO	(16,840,400)	(1,420)	(22,399,370)	(5,600)	(6,913,964)	(2,572)	(50,116,284)	(21,550)	(80,909,169)	(43,788)	(58,774,312)	(40,130)	(235,953,499)	(115,060)
Balance at December 31, 2025	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—
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
Preferred Stock Provisions
Conversion of Convertible Preferred Stock to Equity
Preferred Stock contains a provision at the option of the holder, at any time and from time to time, and without the payment of additional consideration by the holder thereof, to be converted into common stock. The number of shares of common stock to which a holder of Preferred Stock shall be entitled upon conversion shall be the product obtained by multiplying the applicable conversion prices then in effect by the number of shares of Preferred Stock being converted. The conversion price of Preferred Stock shall be subject to adjustment in the event of any stock split, stock dividend, combination, subdivision, recapitalization, or the like. All Preferred Stock shall be automatically converted into common stock at their then respective conversion prices: (i) in the event of an underwritten public offering of shares of the common stock at an aggregate offering price (prior to underwriting discounts, commissions, and expenses) of at least $50,000 or (ii) the date upon which the Company obtains the vote or consent of the preferred majority and the vote or consent of the holders of at least 65% of the Series D Preferred Stock. Convertible preferred stock is presented as temporary equity in the mezzanine section of the balance sheets, as conversion of the preferred stock is not within the control of the Company. The purpose of this classification is to convey that such a security may not be permanently a part of equity and could result in a demand for cash, securities, or other assets of the entity in the future. All series of preferred stock conversion price equals their original issuance price per share at December 31, 2024.
Dividends
The Company’s Preferred Stock Series Seed, A, B, C and D pay non-cumulative dividends, at the rate of 8% per annum, whenever funds are legally available and when, as and if declared by the Company’s Board of Directors (“Board”) prior and in preference to dividends on any other equity of the Company. Dividends, when, as, and if declared, will first be

Shoulder Innovations, Inc.
Notes to the Financial Statements
(in thousands, except share, per share data and percentages)

paid in full to the holders of Series D Preferred Stock, then Series C Preferred Stock, then Series B Preferred Stock, then Series A Preferred Stock, then Series Seed Preferred Stock, then to holders of common stock. In the event that any dividends are declared to the then-outstanding shares of common stock (other than dividends payable in common stock for which adjustment to the conversion price of the Preferred Stock is made) an additional dividend shall be declared with respect to the then-outstanding shares of Preferred Stock, in an amount equal to the amount of dividends per share that would have been payable on the number of shares of the common stock that the Preferred Stock would have been converted into on an as-converted basis. No dividends were declared by the Board of Directors in 2025 or 2024.
Voting Rights
The holders of Preferred Stock shall be entitled to the number of votes equal to the whole number of shares of the common stock into which such shares of the Preferred Stock are then converted. Additionally, separate vote of all series of preferred stock requires, in addition to any other vote or consent, the vote or consent of at least a majority of each series of preferred stock then-outstanding votes for certain significant actions. Further, as long as at least 20% of the authorized shares of the Series C Preferred Stock or Series D Preferred Stock remain outstanding, certain significant actions require the vote or consent of at least 60% of the then-outstanding Series C Preferred Stock or Series D Preferred Stock, respectively.
Liquidation Rights
In the event of a deemed liquidation event of the Company, voluntary or involuntary liquidation, dissolution or winding up of the Company, all holders of Preferred Stock are entitled to full payment under their liquidation preferences out of the assets of the Company legally available for distribution to its stockholders (or the consideration received in such transaction), before any payment shall be made to the holders of the common stock. After payment in full to the Series D liquidation preference, the remaining proceeds shall be pursuantly distributed to the holders of existing Series C, followed by Series B, Series A, and Series Seed Preferred Stock and common stock, in an amount equal to their original issue price plus any declared and unpaid dividends.
All remaining legally available assets of the Company that are not payable to the holders of shares of Preferred Stock shall be distributed among the holders of shares of common stock, pro rata based on the number of shares held by each such holder.
Anti-Dilution and Downround Protections
The conversion price is subject to adjustment for certain dilutive events, including certain types of (i) stock splits and combinations, (ii) common stock dividends and distributions, (iii) reclassification, exchange, and substitutions, (iv) reorganizations, mergers, or consolidations, or (v) sale of shares below conversion price.
Stock Warrants
In 2020, in connection with its issuance of Series B Preferred Stock, the Company issued 1,000,000 of Series B Stock Warrants. The Series B Preferred Stock issuable upon exercise of the Series B Stock Warrants is convertible into shares of common stock in the same manner as each respective underlying series of outstanding Series B Preferred Stock and will be entitled to the same dividend rights as each respective series.
In August 2023, in connection with the closing of the Trinity Loan Agreement, the Company issued a warrant to the Lender to purchase 2,494,457 shares of the Company’s Series D convertible preferred stock (“Trinity Warrant”). The Trinity Warrant has an exercise price of $0.5412 per share, and expires ten years from the issue date of the Trinity Loan Agreement. Upon the advance of the tranche A loan, 831,486 shares vested. The second term tranche was not used and the third term tranche was removed as part of the July 21, 2025 Trinity loan amendment. Immediately prior to the closing of the Company’s IPO on August 1, 2025, the Trinity Warrant converted into warrants to purchase shares of the Company’s common stock. Upon conversion to common stock warrants the Trinity Warrants were subject to final remeasurement and the outstanding fair value reclassified to equity. As of December 31, 2025, the Company had 43,578 common stock warrants outstanding with an exercise price of $10.33 that expire on August 7, 2033.

Shoulder Innovations, Inc.
Notes to the Financial Statements
(in thousands, except share, per share data and percentages)

For the year ended December 31, 2025, warrant holders net settled 17,827 common stock warrants resulting in 14,714 common shares issued.
The following tables summarize the Company’s outstanding warrants at December 31, 2024:

Description	Outstanding	Exercise Price per share	Expiration Date	Fair Value
Common	17,827	$2.10000	April 1, 2031	$41
Series Seed	988,999	0.08434	April 24, 2025	205
Series B	1,000,000	0.37200	January 28, 2030	207
Series D	2,494,457	0.54120	August 7, 2033	517
Total	4,501,283			$970
10. Stock Compensation
Common Stock
The Company increased the authorized capital from 204,958,600 to 212,366,763 shares of common stock in 2024, and from 212,366,763 to 730,000,000 shares of common stock in 2025.
Stock Options
In 2017, the Company adopted a stock compensation plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options or nonvested shares to its full-time employees, directors, and advisors to purchase common stock of the Company. The Plan was amended in 2024 to authorize 1,669,550 shares issuable. The Plan was subsequently amended in 2025 to authorize grants to purchase up to 2,185,560 shares. Stock options can be granted with an exercise price equal to or greater than the stock’s fair value at the date of grant. All awards have 10-year terms and vest based on terms defined in each individual grant agreement, and the expense is recognized on a straight-line basis over the vesting period, which is generally the service period.
In 2025, the Company adopted a stock compensation plan (“2025 Incentive Plan”) pursuant to which the Company’s Board of Directors may grant stock options or nonvested shares to its full-time employees, directors, and advisors to purchase common stock of the Company. The 2025 Incentive Plan authorizes 2,493,739 shares issuable, with a 5% annual refresh of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year. Stock options can be granted with an exercise price equal to or greater than the stock’s fair value at the date of grant. All awards have 10-year terms and vest based on terms defined in each individual grant agreement, and the expense is recognized on a straight-line basis over the vesting period, which is generally the service period.
Because the Company’s shares only recently started trading on a public market and shares were rarely traded privately, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant.
The Company uses a simplified method to determine the expected term for the valuation of employee options. This method effectively assumes that exercise occurs over the period from vesting until expiration, and therefore the expected term is the midpoint between the service period and the contractual term of the award. The simplified method is applicable to options with service conditions.
For the options granted in 2025, which were all issued prior to the completion of the Company’s IPO, the Company utilized a third-party valuation firm to assist in the estimation of the fair value of the underlying shares of the Company utilizing option pricing models (“OPM”). Under the OPM, shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The estimated fair values of the convertible preferred stock and common stock are inferred by analyzing these options. This method is appropriate to use when the range of possible future outcomes is so difficult to predict that estimates would be highly speculative, and dissolution or liquidation is not imminent. The Company accounts for forfeitures as they occur. Shares of the Company’s

Shoulder Innovations, Inc.
Notes to the Financial Statements
(in thousands, except share, per share data and percentages)

common stock granted under the stock option plan in the form of stock options are counted against the share reserve on a one for one basis.
The following tables summarize the Company’s outstanding stock options:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	1,205,113	$2.10	8.03
Granted	210,585	$2.11	—
Exercised	(26,528)	2.48	—
Forfeited	(54,367)	0.76	—
Options Outstanding December 31, 2024	1,334,803	$2.29	7.47
Granted	466,986	$2.86	—
Exercised	(329,670)	2.11	—
Forfeited	(12,362)	2.49	—
Options Outstanding December 31, 2025	1,459,757	$2.45	7.49
Options Exercisable, December 31, 2025	684,423	$2.17	6.10
The aggregate intrinsic value of stock options is calculated as the pre-tax difference between the weighted-average exercise price of the stock options and the valuation of the Company’s common shares of $11.78 and $2.86 as of December 31, 2025 and 2024, respectively. The calculation excludes any stock options with an exercise price higher than the valuation of shares of the Company’s common stock, if any. The stock options were valued under an option pricing model, which considers the estimated volatility of the Company’s common stock at the date of measurement based on selected metrics of applicable volatility calculations from guideline public companies. Stock compensation expense related to the stock options issued totaled $996 in 2025, and $754 in 2024 and is recognized as selling, general, and administrative expenses in the statements of operations and comprehensive loss. The total intrinsic value of options exercised was $3,187 and $15 for the years ended December 31, 2025 and 2024, respectively.
As of December 31, 2025, the Company had unrecognized stock-based compensation of $1,627 that is to be recognized over a weighted average period of 2.52 years.
The fair value of the stock options granted were estimated as of the grant date using an option pricing model with the following weighted average assumptions:

	2025	2024
Weighted average volatility	101.50%	101.50%
Weighted average risk-free rate	4.10%	3.90%
Expected dividend yield	0.00	0.00
Expected term (in years)	6.0	6.0
11. Loss Per Share
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
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted loss per share calculations for the years ended December 31:

Shoulder Innovations, Inc.
Notes to the Financial Statements
(in thousands, except share, per share data and percentages)

	December 31,
	2025	2024
Net loss	$(40,359)	$(15,619)
Basic and diluted weighted average shares outstanding	8,673,148	64,530
Net loss attributable to common shareholders, basic and diluted	$(4.65)	$(242.04)
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	December 31,
	2025	2024
Series Seed	0	830,786
Series A	0	1,173,971
Series B	0	309,956
Series C	0	2,626,639
Series D	0	4,240,522
Common Options	1,459,757	1,334,803
Common Warrants	43,578	17,827
Series Seed Warrants	0	51,834
Series B Warrants	0	52,410
Series D Warrants	0	130,736
Total	1,503,335	10,769,484
12. Segment Information
The Company reports segment information based on how the Company’s chief operating decision maker (“CODM”), who is the Chief Executive Officer, regularly reviews operating results, allocates resources and makes decisions regarding business operations. The Company’s business structure is comprised of one operating and reportable segment. The CODM uses segment gross margin and net loss for determining the allocation of resources, including employees, financial, or capital resources, to the segment to achieve the Company’s strategic plan and to assess the performance of the segment by monitoring actual results against performance targets established in the Company’s annual budget and forecasting process.
All revenue for the years ended December 31, 2025 and 2024 was generated from customers located in the United States. No customers represent 10% or more of the Company’s net revenue for the years ended December 31, 2025 and 2024. The measure of segment assets is reported on the Balance Sheets as total assets.
The table below is a summary of the segment net loss, including significant segment expenses (in thousands):

Shoulder Innovations, Inc.
Notes to the Financial Statements
(in thousands, except share, per share data and percentages)

	December 31,
	2025	2024
Total Revenue	$47,317	$31,623
Cost of goods Sold	11,115	7,282
Gross margin	36,202	24,341
Operating expenses:
General and administrative	26,234	13,975
Sales and marketing	23,545	17,140
Medical education	4,989	3,390
Research and development	7,731	4,489
Interest/other expense	14,062	966
Segment net loss and total net loss	$(40,359)	(15,619)
Depreciation expense for the years ended December 31, 2025 and 2024 totaled $2,908 and $1,896, respectively. Depreciation expense of $2,824 and $1,842 for instruments is included in sales and marketing and depreciation expense of $84 and $54 for computer equipment, furniture and fixtures, and leasehold improvements is included in general, and administrative expenses in the statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024, respectively.
Amortization expense related to the Company’s software license for the years ended December 31, 2025 and 2024 totaled $300 and $300, respectively, and is included in general and administrative expense.
13. Commitments and Contingencies
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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements related to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s annual report on internal control over financial reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Item 9B. Other Information
Rule 10b5-1 Plans
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the year ended December 31, 2025, and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the year ended December 31, 2025, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the year ended December 31, 2025, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the year ended December 31, 2025, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the year ended December 31, 2025, and is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:

1.Financial Statements

See Index to Financial Statements under Part II, Item 8 of this Annual Report.

2.Financial Statement Schedules

Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.Exhibits

The exhibits listed below are filed as part of this Annual Report or are incorporated herein by reference as indicated.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42771	3.1	8/4/2025
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-42771	3.2	8/4/2025
4.1	Form of Certificate of Common Stock.	S 1/A	333-288549	4.1	7/25/2025
4.2*	Description of Registrant’s Securities.
4.3^	Fourth Amended and Restated Investors’ Rights Agreement, dated as of March 6, 2025, by and among the Registrant and certain of its stockholders.	S 1/A	333-288549	4.2	7/25/2025
10.1^	Lease Agreement, dated as of January 13, 2021, by and between the Registrant and Steele Ave LLC.	S 1/A	333-288549	10.1	7/25/2025
10.2†	Supply Agreement, dated as of June 3, 2024, by and between the Registrant and Revelation Medical Devices.	S 1/A	333-288549	10.2	7/25/2025
10.3†	Consulting Agreement, dated as of April 30, 2015, by and between the Registrant and Genesis Innovation Group, Inc. (formerly known as Genesis Innovation Group, LLC), as amended.	S 1/A	333-288549	10.3	7/25/2025
10.4^†	Second Amended and Restated Software License Agreement, dated as of June 10, 2025, by and between the Registrant and Genesis Software Innovations, LLC.	S-1/A	333-288549	10.4	7/25/2025
10.5^	Loan and Security Agreement, dated as of August 7, 2023, by and among the Registrant, the lenders party thereto and Trinity Capital, Inc., as amended by the First Amendment to the Loan and Security Agreement, dated as of April 23, 2024 and the Second Amendment to the Loan and Security Loan Agreement dated as of July 21, 2025.	S-1/A	333-288549	10.5	7/25/2025
10.6	Warrant to Purchase Stock, dated as of August 7, 2023 by and between the Registrant and Trinity Capital Inc.	S-1/A	333-288549	10.6	7/25/2025
10.7†	Supplier Agreement, dated as of February 24, 2024, by and between the Registrant and Avalign Technologies, Inc.	S-1/A	333-288549	10.7	7/25/2025

10.8^	Warrant to Purchase Stock, dated as of April 1, 2021, by and between the Registrant and Silicon Valley Bank, as amended.	S-1/A	333-288549	10.8	7/25/2025
10.9#	Amended and Restated Stock Option Plan.	S-8	333-289184	99.1	8/1/2025
10.9(a)#	Form of Option Award Agreement under Amended and Restated Stock Option Plan.	S-8	333-289184	99.2	8/1/2025
10.10#	Change in Control Option Vesting Acceleration Policy.	S-1/A	333-288549	10.10	7/25/2025
10.11(a)#	2025 Incentive Award Plan.	S-8	333-289184	99.3	8/1/2025
10.11(b)#	Form of Option Agreement under 2025 Incentive Award Plan.	S-8	333-289184	99.4	8/1/2025
10.11(c)#	Form of Restricted Stock Unit Award Agreement under 2025 Incentive Award Plan.	S-8	333-289184	99.5	8/1/2025
10.12#	2025 Employee Stock Purchase Plan.	S-8	333-289184	99.6	8/1/2025
10.13#	Non-Employee Director Compensation Program.	S-1/A	333-288549	10.13	7/25/2025
10.14#	Form of Indemnification Agreement for Directors and Officers.	S-1/A	333-288549	10.14	7/25/2025
10.15#	Employment Agreement, by and between the Registrant and Robert Ball.	S-1/A	333-288549	10.15	7/25/2025
10.16#	Employment Agreement, by and between the Registrant and Jeffrey Points.	S-1/A	333-288549	10.16	7/25/2025
10.17#	Employment Agreement, by and between the Registrant and David Blue.	S-1/A	333-288549	10.17	7/25/2025
19.1*	Insider Trading Compliance Policy.
21*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (reference is made to the signature page hereto).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Policy for Recovery of Erroneously Awarded Compensation.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

__________________
*    Filed herewith.
#    Indicates management contract or compensatory plan.
^    Pursuant to Item 601(a)(5) of Regulation S-K, the Registrant has omitted schedules (or similar attachments) to this exhibit. The Registrant agrees to furnish supplementally a copy of the omitted schedules (or similar attachments) to the SEC upon request.
†    Pursuant to Item 601(b)(10)(iv) of Regulation S-K, the Registrant has redacted portions of this exhibit (indicated by [***]) because the Registrant has determined that such redacted information is not material and is the type that the Registrant treats as private or confidential. The Registrant agrees to furnish supplementally an unredacted copy of this exhibit to the SEC upon request.
+    The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOULDER INNOVATIONS, INC.

Date:	March 10, 2026	By:	/s/ Robert Ball
Robert Ball
Chief Executive Officer and Executive Chairman
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Ball and Jeffrey Points, and each of them, as his true and lawful attorneys-in-fact, proxies and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with any exhibits thereto and other documents in connection therewith, with the SEC, granting unto such attorneys-in-fact, proxies and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies and agents, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Ball	Chief Executive Officer and Executive Chairman (Principal Executive Officer)	March 10, 2026
Robert Ball

/s/ Jeffrey Points	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2026
Jeffrey Points

/s/ Matthew Ahearn	Director	March 10, 2026
Matthew Ahearn

/s/ Richard J. Buchholz	Director	March 10, 2026
Richard J. Buchholz

/s/ Paul Buckman	Director	March 10, 2026
Paul Buckman

/s/ Michael Carusi	Director	March 10, 2026
Michael Carusi

/s/ Andrew Hykes	Director	March 10, 2026
Andrew Hykes

/s/ Kevin Sidow	Director	March 10, 2026
Kevin Sidow

/s/ Casey Tansey	Director	March 10, 2026
Casey Tansey