Form 10-Q
period 2026-03-31
SHOULDER INNOVATIONS, INC.
filed 2026-05-13
CIK 1699350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☐ No ☒
As of May 6, 2026, there were 20,738,226 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (this “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including but not limited to statements regarding our future results of operations and financial condition, our business plans and strategy, the potential market size, market trends and growth opportunities for our products, macroeconomic and geopolitical conditions, and the sufficiency of our cash balances, working capital and cash generated from our operations, investing and financing activities for future liquidity and capital resource needs, may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K dated December 31, 2025, filed with the SEC on March 10, 2026 (the “2025 Annual Report”). The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed as exhibits to this Quarterly Report with the understanding that our actual future results, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of any new information, future events or otherwise.

As used in this Quarterly Report, unless otherwise stated or the context requires otherwise, the terms “Shoulder Innovations,” the “Company,” “we,” “us,” and “our” refer to Shoulder Innovations, Inc. “Shoulder Innovations,” the Shoulder Innovations logos, and other trade names, trademarks, or service marks of Shoulder Innovations appearing in this Quarterly Report are the property of Shoulder Innovations. Other trade names, trademarks, or service marks appearing in this Quarterly Report are the property of their respective holders. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us, by these other companies. Solely for convenience, trade names, trademarks, and service marks referred to in this Quarterly Report appear without the ®, ™, and SM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trade names, trademarks, and service marks.

We routinely post important information for investors in the “Investors” section of our website, shoulderinnovations.com. We may use our website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the “Investors” section of our website, in addition to following our press releases, filings with the SEC, public conference calls, presentations, and webcasts. The information contained on, or that may be accessed through, our website, is not incorporated by reference into, and is not a part of, this Quarterly Report.

Shoulder Innovations, Inc.
Condensed Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

Part I. Financial Information
Item 1. Financial Statements

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$11,492	$26,871
Marketable securities	97,046	97,434
Trade accounts receivable, net of allowance for credit losses	10,546	8,268
Inventories, net	21,829	21,591
Prepaid expenses	1,705	1,518
Other current assets	3,158	1,483
Total current assets	145,776	157,165
Property and equipment, net	14,470	12,532
Operating lease right-of-use asset	90	110
Intangible assets, net	25	100
Total assets	$160,361	$169,907
Liabilities, convertible preferred stock, and stockholders’ equity
Current liabilities
Accounts payable ($1,176 and $1,220 to related parties, respectively)	$5,924	$8,874
Current operating lease obligations	50	62
Accrued liabilities ($666 and $575 to related parties, respectively)	6,366	5,259
Total current liabilities	12,340	14,195
Long-term liabilities
Long-term debt	14,961	14,911
Other long-term liabilities	43	51
Total long-term liabilities	15,004	14,962
Total liabilities	$27,344	$29,157
Commitments and contingencies (note 9)
Stockholders’ equity
Common stock, $0.001 par value, 730,000,000 shares authorized and 20,703,159 and 20,623,457 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	$21	$21
Preferred stock, $0.001 par value, 20,000,000 shares authorized and no shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	238,839	238,012
Accumulated deficit	(105,779)	(97,400)
Accumulated other comprehensive income	(64)	117
Total stockholders’ equity	133,017	140,750
Total liabilities, convertible preferred stock, and stockholders’ equity	$160,361	$169,907
See accompanying notes to unaudited condensed financial statements.

Shoulder Innovations, Inc.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net revenue	$16,708	$10,132
Cost of goods sold	3,722	2,341
Gross profit	12,986	7,791
Selling, general and administrative expenses (includes $1,239 and $849 to related parties, respectively)	18,208	10,502
Research and development expenses (includes $3,065 and $1,235 to related parties, respectively)	3,754	1,583
Operating loss	(8,976)	(4,294)
Other (income) expense
Interest (income) expense, net	(436)	367
Other (income) expense, net	(161)	1
Total other (income) expense	(597)	368
Loss before income tax expense	(8,379)	(4,662)
Income tax expense	—	—
Net loss	$(8,379)	$(4,662)

Other comprehensive loss, net
Unrealized loss on marketable securities	(181)	(116)
Total other comprehensive loss, net	(181)	(116)
Comprehensive loss	$(8,560)	$(4,778)

Net loss per share attributed to common stock – basic and diluted:
Net loss per share	$(0.41)	$(52.13)
Weighted average shares outstanding
Weighted average common shares outstanding – basic and diluted	20,653,035	89,438
See accompanying notes to unaudited condensed financial statements.

Shoulder Innovations, Inc.
Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except shares and per share amounts)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
		Shares	Amount
Balance, December 31, 2024	$74,475	83,882	$1	$2,148	$197	$(57,041)	$(54,695)
Issuance of preferred stock in private placement, net of issuance cost of $352	19,542	—	—	—	—	—	—
Exercise of preferred stock warrant	130	—	—	—	—	—	—
Issuance of common stock	—	18,903	—	32	—	—	32
Stock-based compensation expense	—	—	—	127	—	—	127
Net loss	—	—	—	—	—	(4,662)	(4,662)
Other comprehensive income (loss), net	—	—	—	—	(116)	—	(116)
Balance, March 31, 2025	$94,147	102,785	$1	$2,307	$81	$(61,703)	$(59,314)

Balance, December 31, 2025	$—	20,623,457	$21	$238,012	$117	$(97,400)	$140,750
Issuance of common stock	—	79,702	—	101	—	—	101
Stock-based compensation expense	—	—	—	726	—	—	726
Net loss	—	—	—	—	—	(8,379)	(8,379)
Other comprehensive income (loss), net	—	—	—	—	(181)	—	(181)
Balance, March 31, 2026	$—	20,703,159	$21	$238,839	$(64)	$(105,779)	$133,017
See accompanying notes to unaudited condensed financial statements.

Shoulder Innovations, Inc.
Condensed Statements of Cash Flows
(Unaudited)
(amounts in thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities
Net loss	$(8,379)	$(4,662)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,132	668
Amortization of debt discounts	50	63
Stock-based compensation expense	726	127
Realized gain on marketable securities	(161)	(162)
Other	120	—
Change in operating assets and liabilities
Trade accounts receivable	(2,389)	(1,459)
Inventory	(238)	851
Prepaid expenses	(187)	(550)
Accounts payable	(3,219)	(2,122)
Other current assets and liabilities	187	769
Net cash used in operating activities	(12,358)	(6,477)
Cash flows from investing activities
Fixed asset purchases	(2,735)	(843)
Purchases of marketable securities	(18,170)	(20,060)
Sales of marketable securities	17,783	7,833
Net cash used in investing activities	(3,122)	(13,070)
Cash flows from financing activities
Proceeds from exercise of common stock options	101	32
Proceeds from exercise of preferred stock warrants	—	130
Proceeds from Series E convertible preferred stock, net of issuance cost	—	19,632
Net cash provided by financing activities	101	19,794
Net change in cash for period	(15,379)	247
Cash and cash equivalents, beginning of period	26,871	6,123
Cash and cash equivalents, end of period	$11,492	$6,370
Supplemental cash flows information
Cash paid for interest	$413	$431
Non-cash investing and financing activities
Series E convertible preferred stock issuance cost in other current liabilities	$—	$90
Fixed asset purchases included in accounts payable	$1,369	$263
See accompanying notes to unaudited condensed financial statements.

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
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Certain information and note disclosures included in the Company’s audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited annual financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K dated December 31, 2025, filed with the SEC on March 10, 2026. There have been no material changes in our significant accounting policies as described in our audited annual financial statements for the year ended December 31, 2025. In the opinion of management, these unaudited condensed financial statements reflect all adjustments, including those of a normal and recurring nature, which are necessary for a fair presentation of the results for the interim period presented.
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
New Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) ("ASC 740"). The update requires all public business entities on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold and an explanation, if not otherwise evident, of the individual reconciling items disclosed, such as the nature, effect, and underlying causes of the reconciling items and the judgment used in categorizing the reconciling items. In addition, the update requires certain new disclosures of the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid (net of refunds received). Other new disclosures required include income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. The new guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments are to be applied on a prospective basis, with retrospective application permitted. As an emerging growth company that has not opted out of the extended transition period for complying with new or revised financial accounting

Shoulder Innovations, Inc.
Notes to the Unaudited Condensed Financial Statements
(in thousands, except share, per share data and percentages)
standards, the amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2025. The Company is currently evaluating the impact of the new standard on its financial statements and related disclosures.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.
2. Fair Value Measurements
The fair value of marketable securities as of March 31, 2026 and December 31, 2025 are summarized below:

	March 31, 2026
	Level 1	Level 2	Level 3
Assets:
Cash Equivalents
Money market funds	$7,165	$—	$—
Short-term marketable securities at fair value
U.S. treasury and government agencies	73,637	—	—
Corporate and international bonds	—	23,409	—
Total assets	$80,802	$23,409	$—

	December 31, 2025
	Level 1	Level 2	Level 3
Assets:
Cash Equivalents
Money market funds	$11,799	$—	$—
Short-term marketable securities at fair value
U.S. treasury and government agencies	76,678	—	—
Corporate and international bonds	—	20,756	—
Total assets	$88,477	$20,756	$—

3. Accrued Liabilities
Accrued liabilities consist of the following:

Shoulder Innovations, Inc.
Notes to the Unaudited Condensed Financial Statements
(in thousands, except share, per share data and percentages)

	March 31, 2026	December 31, 2025
Commissions payable	$1,908	$1,401
Accrued legal fees	265	236
Accrued payroll	1,855	1,776
Accrued royalties	1,285	1,074
Other	1,053	772
Accrued liabilities	$6,366	$5,259
4. Related Party Transactions
On October 22, 2020, the Company entered into a software license agreement with Genesis Software which was amended and restated on January 1, 2023 and subsequently amended on June 10, 2025. Robert Ball, the Company’s Chief Executive Officer and Executive Chairman, is a co-founder and director of Genesis Software. Mr. Ball and Matthew Ahearn, the Company’s Chief Operating Officer and a director, are directors of Genesis Investment Holdings, LLC, which has an ownership interest in Genesis Software. In addition, cultivate(MD) Capital Accelerator Fund L.P. and Genesis Investment Holdings, LLC are investors in Genesis Software. The software licensing agreement has a 5-year term. The agreement required an upfront payment of $1,000, an incremental $500 payment when Food and Drug Administration clearance was obtained, and quarterly payments of royalties equal to 4% of the net sales price of each licensed product sold, until such time we have paid Genesis Software an aggregate of $7,000 under the software license agreement. For the three months ended March 31, 2026 and March 31, 2025, the Company paid Genesis Software $575 and $343, respectively, pursuant to the license agreement. Amounts owed under the agreement of $666 and $575 are included in accrued liabilities on the condensed balance sheets at March 31, 2026, and December 31, 2025, respectively.
For the three months ended March 31, 2026 and March 31, 2025, the Company paid $2,336 and $571, respectively, for software development to Genesis Software. Amounts payable of $754 and $863 are included in accounts payable on the condensed balance sheets at March 31, 2026 and December 31, 2025, respectively.
The Company has entered into a consulting agreement with Genesis Innovation Group, an entity under common ownership. The consulting agreement is currently on a year-to-year basis. The agreement requires compensation for services performed. If services performed are on an hourly basis, the Company shall be responsible to pay for hours actually worked by the consultant’s employees. The Company will reimburse the consultant for all reasonable expenses incurred in connection with performing services for the Company. For the three months ended March 31, 2026 and March 31, 2025, the Company paid Genesis Innovation Group $1,138 and $1,235, respectively. Amounts payable of $422 and $357 are included in accounts payable on the condensed balance sheets at March 31, 2026 and December 31, 2025, respectively.
5. Convertible Preferred Stock
On March 6, 2025, the Company entered into a Series E Preferred Stock Purchase Agreement pursuant to a Series E Preferred Stock financing, whereby it received a total commitment amount of $40,130 for the issuance and sale of 58,774,332 shares of Series E Preferred Stock pursuant to two separate closing tranches, the first of which closed on March 6, 2025, whereby the Company issued 29,455,169 shares of Series E preferred stock resulting in total gross proceeds to the Company of $20,111.
In June 2025 the Company called the second tranche of its Series E Preferred Stock for the issuance of 29,319,143 shares of Series E Preferred Stock resulting in gross proceeds to the Company of $20,019. The Company recognized the change in value of the Series E purchase option in the other (income) expense, net caption in its condensed statements of operations and comprehensive loss.
On March 4, 2025, Genesis Investment Holdings, LLC exercised 988,999 series Seed warrants resulting in proceeds of $83.
For the three months ended March 31, 2025, 125,000 Series B warrants were exercised, resulting in proceeds of $47.

Shoulder Innovations, Inc.
Notes to the Unaudited Condensed Financial Statements
(in thousands, except share, per share data and percentages)
Immediately prior to the closing of the Company’s IPO on August 1, 2025, all shares of the Company’s redeemable convertible preferred stock converted into shares of the Company’s common stock.
6. Stock-Based Compensation Expense
On January 30, 2026, the Company granted 1,327,222 common stock options to certain employees and officers of the Company with an exercise price of $14.16. The Company estimates it will recognize $10,489 in stock-based compensation expense over the four year vesting period.
7. Loss Per Share
Basic net loss per share is computed by dividing the net loss after tax attributable to common stockholders by the weighted average shares outstanding during the period. Diluted net loss per share is computed by including potentially dilutive securities outstanding during the period in the calculation of weighted average shares outstanding. The Company did not have any dilutive securities during the periods presented; therefore, diluted net loss per share is equal to basic net loss per share.
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted net loss per share calculations for the three months ended March 31, 2026 and 2025 (in thousands, except par value, share and per share amounts):

	Three Months Ended
	March 31, 2026	March 31, 2025
Net loss	$(8,379)	$(4,662)
Basic and diluted weighted average shares outstanding	20,653,035	89,438
Net loss attributable to common shareholders, basic and diluted	$(0.41)	$(52.13)
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	March 31, 2026	March 31, 2025
Series seed	—	882,620
Series A	—	1,173,971
Series B	—	316,507
Series C	—	2,626,639
Series D	—	4,240,522
Series E	—	1,543,771
Common options	2,692,609	1,311,346
Common warrants	43,578	17,827
Series Seed warrants	—	—
Series B warrants	—	45,859
Series D warrants	—	130,736
Total	2,736,187	12,289,798
8. Segment Information
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

Shoulder Innovations, Inc.
Notes to the Unaudited Condensed Financial Statements
(in thousands, except share, per share data and percentages)
All revenue for the three months ended March 31, 2026 and 2025 was generated from customers located in the United States. No customers represent 10% or more of the Company’s net revenue for the three months ended March 31, 2026 and 2025. The measure of segment assets is reported on the condensed balance sheets as total assets.
The table below is a summary of the segment net loss and total net loss, including significant segment expenses (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Total revenue	$16,708	$10,132
Cost of goods sold	3,722	2,341
Gross profit	12,986	7,791
Operating expenses:
General and administrative	8,625	5,213
Sales and marketing	8,276	4,733
Medical education	1,307	556
Research and development	3,754	1,583
Total other (income) expense	(597)	368
Segment net loss and total net loss	$(8,379)	$(4,662)
Depreciation expense for the three months ended March 31, 2026 and 2025 totaled $1,057 and $593, respectively. Depreciation expense of $1,034 and $575 for instruments is in sales and marketing and $23 and $18 for computer equipment, furniture and fixtures, and leasehold improvements are included in general and administrative expenses in the condensed statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, respectively.
Amortization expense related to the Company’s software license for the three months ended March 31, 2026 and 2025, totaled $75 and $75, respectively, and is included in general and administrative expenses in the condensed statements of operations and comprehensive loss.
9. Commitments and Contingencies
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

Shoulder Innovations, Inc.
Notes to the Unaudited Condensed Financial Statements
(in thousands, except share, per share data and percentages)
As the Company’s lawsuit and Catalyst’s counterclaim is ongoing, the Company is unable to determine the likelihood of an outcome or estimate a range of reasonably possible losses, if any. Accordingly, the Company has not made an accrual for any possible loss. The outcome of any litigation, however, is inherently uncertain, and an adverse judgment or settlement in the counterclaim proceeding, if any, could have a material and adverse effect on the Company’s business, financial position, results of operations or cash flows.
10. Subsequent Events
On April 13, 2026 the Company entered into a lease agreement (the “Lease Agreement”) with Ventura Office Park Lot #8, LLC (the “Landlord”), whereby the Landlord has agreed to construct the Company a new commercial building of approximately 15,200 square feet (the “Premises”). The Premises will contain both office and warehouse space, which the Company intends to use as its corporate headquarters. The Lease Agreement has an initial term of 10 years, with two extension options of five years each and certain expansion rights. The aggregate estimated rent payments due over the initial term of the Lease Agreement is approximately $4,400. The Company has paid the Landlord a security deposit of $33, and has agreed to pay the Landlord an additional $500 as a down payment for construction costs of the Premises.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed financial statements and accompanying notes, which appear elsewhere in this Quarterly Report. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”), including our audited financial statements for the year ended December 31, 2025 and related notes as disclosed in our 2025 Annual Report, which discusses our business and related risks in greater detail, as well as subsequent reports we may file with the SEC from time to time, for additional information. The section titled “Risk Factors” contained in Part I, Item 1A of the Company’s 2025 Annual Report and similar discussions in our other SEC filings, also describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Quarterly Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.
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
We believe the shoulder surgical care market today presents a significant market opportunity. Our initial focus within this broader market is on shoulder arthroplasty. Shoulder arthroplasty is an established surgical procedure involving the reconstruction of the shoulder joint with prosthetic implants through one of two main approaches: Anatomic Total Shoulder Arthroplasty (“aTSA”) and Reverse Total Shoulder Arthroplasty (“rTSA”). Both approaches can be performed in inpatient hospital settings and in outpatient settings, including ambulatory surgery centers (“ASCs”). A key competitive advantage of ours has been the emergence of ASCs as a cost-efficient site of care with positive outcomes relative to hospital-based care. We expect that future growth in the shoulder surgical care market will be significantly driven by ASCs as hospitals face capacity constraints and are more limited in their ability to meet increasing demand.

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
Key Business Metrics
We regularly review a number of operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. We believe that the number of implant systems sold is a useful indicator of our ability to drive demand for our implant systems, generate net revenue and expand our business. The following table sets forth the number of implant systems sold in each of the three-month periods indicated:

	Mar. 31, 2024	June 30, 2024	Sept. 30, 2024	Dec. 31, 2024	Mar. 31, 2025	June 30, 2025	Sept. 30, 2025	Dec. 31, 2025	Mar. 31, 2026
Implant systems sold	971	1,121	1,037	1,220	1,443	1,503	1,584	1,976	2,184
While we believe that the number of implant systems sold is a useful indicator and is helpful in tracking the progress of our current business, we anticipate this metric may be substituted for additional or different metrics as our business continues to grow and scale.
Key Factors Affecting Our Results of Operations
We believe the following important factors have impacted and will continue to impact our results of operations for the foreseeable future. While these factors may present significant opportunities for us, they also pose risks and challenges that we must address, as well as those described in the section titled “Risk Factors” included in the Company’s 2025 Annual Report.
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
•Continued investments in product development, innovation and growth. We expect to continue to focus on long-term revenue growth through investments in our ecosystem and expansion of our operations. In research and development, we continually invest in improving our technologies, developing new products and further expanding our cleared indications. For example, we began using ProVoyance in 2021 and have developed a product line to include certain fracture indications and commercially launched the InSet 70 in September of 2025. In December 2025, the Company announced the development of a robotics platform to design a transformative shoulder-specific micro-robotic solution designed to further enhance shoulder surgical precision, workflow efficiency, and enable exciting, new clinical approaches in the aTSA and rTSA markets. The robotic solution is designed to be integrated with the Company’s ProVoyance platform to deliver a comprehensive technology solution. We are also evaluating expansion into adjacent areas in shoulder surgical care, which may include sports medicine and shoulder trauma markets. In January 2026, we received FDA 510(k) clearance for products designed for patients with metal sensitivity and products that expand our I-Series humeral stem product line to include additional fracture indications. We anticipate we will continue to invest significantly in product development, including with respect to our supporting technologies, in order to further bolster our ecosystem. While research and development are time consuming and costly and therefore negatively impact our results of operations in the near term, we believe expanding into new areas, implementing product improvements and continuing to demonstrate the efficacy, safety and cost effectiveness of our products through clinical data and surgeon education are all critical to increasing the adoption of our implant systems and to the success of our business over the long term. As we expand our operations in line with our anticipated growth, we will be required to maintain sufficient levels of inventory and instrumentation to meet our estimated demand, which we expect will increase expenses.
•Reimbursement and coverage. Healthcare providers generally rely on third-party payors, including federal Medicare, state Medicaid and private health insurance plans, to cover and reimburse all or part of the cost of our implant systems. As a result, demand for our implant systems depends in large part on the availability of reimbursement from such payors and the rates that such payors reimburse for procedures using our implant systems, which can vary due to geographic location, nature of facility in which the procedure is performed and other factors. While we benefit from established reimbursement practice and codes applicable to partial and total shoulder arthroplasty, we also work with payors to ensure positive coverage decisions and payment rates in outpatient settings. Effective as of January 1, 2024, Centers for Medicare and Medicaid Services added total shoulder arthroplasty to the ASC covered procedures list, which allows procedures that use our implant systems to be performed at ASCs and be reimbursed by Medicare. We believe this decision helped to improve demand from ASCs and supported improved payment rates in outpatient settings for the year ended December 31, 2025, which had a positive impact on net revenue during the period. We expect this trend to continue and further support our growth in outpatient settings, such as ASCs.
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
Non-GAAP Financial Measures
In addition to our results and measures of performance determined in accordance with U.S. GAAP, we believe that non-GAAP financial measures can be useful in evaluating and comparing our financial and operational performance over multiple periods, identifying trends affecting our business, formulating business plans and making strategic decisions. We use and present Adjusted EBITDA for these purposes. We define Adjusted EBITDA as net loss before interest (income) expense, net, income tax expense, depreciation and amortization, and stock-based compensation expense.
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
•Adjusted EBITDA also does not reflect changes in, or cash requirements for, our working capital needs or the potentially dilutive impact of stock-based compensation; and
•Adjusted EBITDA does not reflect the interest (income) expense, net, or the cash requirements necessary to service interest or principal payments, on existing or future debt that we may incur.

Because of these and other limitations, you should consider Adjusted EBITDA only as supplemental to other GAAP-based financial measures.
The following table presents a reconciliation of Adjusted EBITDA to the most comparable GAAP financial measure, net loss, for each of the periods indicated:

	Three Months Ended March 31,
	2026	2025

	(unaudited)
	(in thousands)
Net loss	$(8,379)	$(4,662)
Interest (income) expense, net	(436)	367
Income tax expense	—	—
Depreciation and amortization expense	1,132	668
Stock-based compensation expense	726	127
Adjusted EBITDA	$(6,957)	$(3,500)
Components of Our Results of Operations
Net Revenue
We currently derive our net revenue from the sale of our aTSA and rTSA implant systems, which generally consist of our InSet Glenoid and humeral stem products. We sell our implants to hospitals, outpatient centers and ASCs in the United States through a dedicated commercial leadership team and a network of external independent distributors. Net revenue is recognized when the performance obligation to deliver these implant systems to our customers is satisfied and we transfer control of the implants to our customers, which is generally when we have received a purchase order and appropriate notification that the procedure has been used or implanted. Revenue is recognized in the amount of the consideration received net of any sales taxes that we expect to collect from customers. We also record shipping and handling costs as revenue. Our average sales price for our implant systems was $7,650 and $7,022 for the three months ended March 31, 2026 and 2025, respectively. No single customer accounted for more than 10% of our net revenue during the three months ended March 31, 2026 and 2025, respectively. We expect our net revenue to increase for the foreseeable future as we expand our commercial organization, add new customers, expand our sales territories, introduce new products, as existing customers perform more procedures using our systems and as we generally expand awareness of our systems with new and existing customers. While industry trends have resulted in increased downward pricing pressure on medical services and products, we have not experienced a material impact on our net revenue to date; however, we cannot assure you that our net revenue will not be impacted in the future by these industry trends. Our net revenue may fluctuate from quarter to quarter due to a variety of factors, such as the size and success of our dedicated commercial leadership team, the number of hospitals and physicians who are aware of and use our systems and seasonality.

Cost of Goods Sold, Gross Profit and Gross Margin
Cost of Goods Sold
Cost of goods sold consists primarily of the cost of components, packaging and sterilization, and obsolete inventory adjustments. Our systems are manufactured to our specifications primarily by third-party suppliers in the United States and are generally ordered on a purchase order basis. Cost of goods sold is recognized at the time the related revenue is recognized. Prior to use in surgery, the cost of our products is recorded as inventories, net of obsolescence reserve on our condensed balance sheets. Cost of goods sold does not include depreciation expense for instruments, which is included in selling, general and administrative expenses. Depreciation expense for instruments was $1,057 thousand and $593 thousand for the three months ended March 31, 2026 and 2025, respectively. See Note 8 to our unaudited condensed financial statements included elsewhere in this Quarterly Report for additional information. We expect cost of goods sold to increase as our net revenue increases and more of our implant systems are sold.
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
Other (Income) Expense
Our other (income) expense consists of (i) interest (income) expense, net, and (ii) other (income) expense, net.
Interest (Income) Expense, Net
Interest (income) expense, net consists of interest expense related to our term loan facility (the “Trinity Loan Agreement”) with Trinity Capital Inc. (“Trinity Capital”), interest expense related to our convertible notes, and non-cash interest related to the amortization of debt discount, issuance costs and deferred interest associated with our indebtedness, as well as interest income earned on our cash, cash equivalents and marketable securities.
Other (Income) Expense, Net
Other (income) expense, net consists primarily of adjustment in the fair market value of marketable securities and change in fair value of warrant liabilities.
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table sets forth the components of our statements of operations for the periods presented below:

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(unaudited)
	($ in thousands)
Net revenue	$16,708	$10,132	$6,576	64.9%
Cost of goods sold	3,722	2,341	1,381	59.0%
Gross profit	12,986	7,791	5,195	66.7%
Operating expenses:
Selling, general and administrative expenses(1)	18,208	10,502	7,706	73.4%
Research and development expenses	3,754	1,583	2,171	137.1%
Total operating expenses	21,962	12,085	9,877	81.7%
Operating loss	(8,976)	(4,294)	(4,682)	(109.0)%
Other (income) expense
Interest (income) expense, net	(436)	367	(803)	(218.8)%
Other (income) expense, net	(161)	1	(162)	*
Total other (income) expense	(597)	368	(965)	(262.2)%
Loss before income tax expense	(8,379)	(4,662)	(3,717)	(79.7)%
Income tax expense	—	—	—	—
Net loss	$(8,379)	$(4,662)	$(3,717)	(79.7)%
_______________
(1)Includes stock-based compensation expense of $726 thousand and $127 thousand for the three months ended March 31, 2026 and 2025, respectively.
*Not meaningful
Net Revenue. Net revenue increased $6,576 thousand, or 64.9%, to $16,708 thousand for the three months ended March 31, 2026, compared to $10,132 thousand for the three months ended March 31, 2025. The increase in net revenue was due to an increase in the number of implant systems sold, as well as an increase in the number of customers.
Cost of Goods Sold and Gross Margin. Cost of goods sold increased $1,381 thousand, or 59.0%, to $3,722 thousand for the three months ended March 31, 2026, compared to $2,341 thousand for the three months ended March 31, 2025. This increase in cost of goods sold was primarily due to the increase in the number of our systems sold. Gross margin for the three months ended March 31, 2026 increased to 77.7%, compared to 76.9% for the three months ended March 31, 2025.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7,706 thousand, or 73.4%, to $18,208 thousand for the three months ended March 31, 2026, compared to $10,502 thousand for the three months ended March 31, 2025. This increase in selling, general and administrative expenses was primarily due to a $3,246 thousand increase in personnel-related expenses as a result of increased headcount of our commercial organization, a $2,170 thousand increase in commissions and sales related costs due to higher sales of our systems, a $1,228 thousand increase in general corporate costs such as information technology, business development and insurance costs including costs associated with becoming a public company, a $598 thousand increase in stock-based compensation expense, and a $464 thousand increase in depreciation of surgical instruments.
Research and Development Expenses. Research and development expenses increased $2,171 thousand, or 137.1%, to $3,754 thousand for the three months ended March 31, 2026, compared to $1,583 thousand for three months ended March 31, 2025. The increase in research and development expenses was due to our investment in new product development efforts, including an increase in external consulting fees of $2,279 thousand primarily related to the robotic platform strategic partnership.
Interest (Income) Expense, Net. Interest expense, net decreased $803 thousand, or 218.8%, to interest income, net of $436 thousand for the three months ended March 31, 2026, compared to interest expense, net of $367 thousand for the three months ended March 31, 2025. This decrease in interest expense, net was due to higher interest earned on marketable securities.
Other (Income) Expense, Net. Other expense, net decreased by $162 thousand to other income, net of $161 thousand for the three months ended March 31, 2026, compared to other expense, net of $1 thousand for the three months ended

March 31, 2025. This decrease in other expense, net was due to an increase of $162 thousand in gain on marketable securities.
Liquidity and Capital Resources
To date, our primary sources of capital have been from net revenue received from the sale of our implant systems, the sale of common stock in our IPO, proceeds from private placements of our convertible preferred stock and debt financing arrangements. On August 1, 2025, we completed our IPO, selling 5,000,000 shares of our common stock at $15.00 per share. Upon completion of our IPO, we received net proceeds of approximately $64,212 thousand, after deducting underwriting discounts and commissions and offering expenses. Since inception, we have raised a total of $114,600 thousand in net proceeds from private placements of our convertible preferred stock. As of March 31, 2026, we had cash, cash equivalents and marketable securities of $108,538 thousand and $15,000 thousand of principal outstanding under our Trinity Loan Agreement.
We have generated losses from our operations since our inception as reflected in our accumulated deficit of $105,779 thousand as of March 31, 2026. Our losses primarily resulted from the costs incurred in the development, sales, and marketing of our systems and providing support for our operations. We expect to continue to incur losses for the foreseeable future and to expend significant amounts of cash for the foreseeable future as we continue to scale our business, increase selling, general and administrative expenses to support the expansion of our commercial organization and efforts, increase general and administrative expenses to support being a publicly-traded company and invest in research and development activities.
Indebtedness
On August 7, 2023, we entered into the Trinity Loan Agreement, as amended on July 21, 2025, with Trinity Capital, as administrative agent and collateral agent (in such capacities, the “Agent”) and as a lender, and the other lenders from time to time party thereto, providing for term loans of up to an aggregate principal amount of $45,000 thousand, available in three tranches: (i) a $15,000 thousand tranche that was fully funded on the August 7, 2023, (ii) a $15,000 thousand tranche that expired on December 31, 2025 and (iii) a $15,000 thousand tranche available through December 31, 2026. The availability of the second tranche is subject to, among other things, our achievement of at least $30,000 thousand of annualized trailing 6-month revenue by December 31, 2025. The availability of the third tranche is subject to, among other things, our achievement of at least $45,000 thousand of annualized trailing six-month revenue by December 31, 2026. In connection with the Trinity Loan Agreement, as amended on July 21, 2025, we issued a warrant to purchase 87,157 shares of our Series D convertible preferred stock to Trinity Capital. Upon completion of the Company’s IPO the warrants converted to warrants to purchase shares of the Company’s common stock. The warrant has an exercise price of $10.33 per share and expires ten years from the date of its issuance. As of March 31, 2026, the aggregate outstanding principal balance under the Trinity Loan Agreement was $15,000 thousand. The second tranche expired on December 31, 2025, prior to the Company drawing on the tranche.
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
As of March 31, 2026, we were in compliance with all covenants contained in the Trinity Loan Agreement.
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
We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we are unable to satisfy our liquidity requirements, including because of the risks described in Part I, “Risk Factors” included in “Risk Factors” contained in Part I, Item 1A of the Company’s 2025 Annual Report, we may seek to raise any necessary additional capital through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these or other funding sources. Additional funds may not be available to us on acceptable terms or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. If we raise additional funds by issuing equity securities or convertible debt, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we raise additional capital through collaborations agreements, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights, future revenue streams, research programs or product or grant licenses that may not be favorable to us. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.
Cash Flows
The following table shows a summary of our cash flows for each of the periods presented:

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(unaudited)
	($ in thousands)
Net cash (used in) provided by:
Operating activities	$(12,358)	$(6,477)	$(5,881)	(90.8)%
Investing activities	(3,122)	(13,070)	9,948	76.1%
Financing activities	101	19,794	(19,693)	(99.5)%
Net change in cash for period	$(15,379)	$247	$(15,626)	*
_______________
*Not meaningful
Operating Activities
For the three months ended March 31, 2026, net cash used in operating activities was $12,358 thousand, consisting primarily of a net loss of $8,379 thousand and net cash used by changes in our operating assets and liabilities of $5,846 thousand, partially offset by non-cash charges of $1,867 thousand. The non-cash charges primarily consisted of depreciation and amortization expense of $1,132 thousand and stock-based compensation expense of $726 thousand. Net cash used by changes in our operating assets and liabilities primarily consisted of a decrease of $3,219 thousand in accounts payable, an increase of $2,389 thousand in trade accounts receivable, an increase of $238 thousand to inventory, and an increase of $187 thousand in prepaid expenses, partially offset by an increase of $187 thousand in other current liabilities.
For the three months ended March 31, 2025, net cash used in operating activities was $6,477 thousand, consisting primarily of a net loss of $4,662 thousand and net cash used by changes in our operating assets and liabilities of $2,511 thousand, partially offset by non-cash charges of $696 thousand. The non-cash charges primarily consisted of depreciation and amortization expense of $668 thousand and stock-based compensation expense of $127 thousand, partially offset by realized gain on marketable securities of $162 thousand. Net cash used by changes in operating assets and liabilities primarily consisted of a decrease of $2,122 thousand in accounts payable and an increase in accounts receivable of $1,459 thousand, partially offset by a decrease of $851 thousand in inventory.
Investing Activities
For the three months ended March 31, 2026, net cash used in investing activities was $3,122 thousand, consisting primarily of purchases of $18,170 thousand in marketable securities and $2,735 thousand in fixed assets purchases, partially offset by proceeds of $17,783 thousand from sales of our marketable securities.
For the three months ended March 31, 2025, net cash used in investing activities was $13,070 thousand, consisting primarily of purchases of $20,060 thousand in marketable securities and $843 thousand in fixed assets purchases, partially offset by cash proceeds of $7,833 thousand from sales of our marketable securities.

Financing Activities
For the three months ended March 31, 2026, net cash provided by financing activities was $101 thousand, resulting from proceeds received from the exercise of common stock options.
For the three months ended March 31, 2025, net cash provided by financings activities was $19,794 thousand, consisting of proceeds of $19,632 thousand from the issuance and sale of shares of our Series E convertible preferred stock, proceeds of $130 thousand from the exercise of warrants for our Series Seed preferred stock and proceeds of $32 thousand from the exercise of common stock options.
Contractual Obligations and Commitments
Our contractual commitments will have an impact on our future liquidity. These commitments include future payments on our Trinity Loan Agreement, future payments on facility leases and certain royalty obligations. Where applicable, we calculate our obligation based on termination fees that can be paid to exit the contract.
Debt
The principal outstanding under our Trinity Loan Agreement was $15,000 thousand as of March 31, 2026, however, we are required to make monthly payments of interest only through the Maturity Date of the term loans. The unpaid balance of principal and accrued interest is due on the Maturity Date.
Leases
We have entered into an operating lease for office space in Michigan. The lease has a five-year term, which commenced in July 2021 and is renewable for one additional five-year term upon expiration, and was renewed in April 2026. We have also entered into an operating lease for warehouse space in California. The lease has a three-year term, which commenced in March 2025 and is renewable for one additional one-year term upon expiration. In April 2026, we entered into a new lease, which includes the construction of a new commercial building in Michigan that is expected to be substantially completed around the fourth quarter of 2027, which we intend to use as our corporate headquarters. As of March 31, 2026, the operating lease obligations under these operating leases were $93 thousand.
Royalties
On October 22, 2020, we entered into a software license agreement with Genesis Software Innovations, LLC (“Genesis Software”), which was amended and restated on January 1, 2023 and subsequently amended and restated on June 10, 2025 (as amended and restated, the “License Agreement”), pursuant to which we are required to pay Genesis Software certain payments, including royalty payments, until such time we have paid Genesis Software an aggregate of $7,000 thousand under the License Agreement. As of March 31, 2026, we have paid an aggregate of $6,262 thousand of the total $7,000 thousand, including royalties of $575 thousand and $343 thousand in the three months ended March 31, 2026 and 2025, respectively.
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
See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report for further discussion of critical accounting estimates. There were no material changes to our critical accounting policies with which the estimates are developed since December 31, 2025.
Recently Issued Accounting Pronouncements

See Note 1 to our unaudited condensed financial statements included elsewhere in this Quarterly Report for a description of recent accounting pronouncements applicable to our financial statements.
Emerging growth company status

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we may take advantage of specified reduced disclosure and other reporting requirements that are otherwise applicable generally to public companies. In particular, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we may adopt the new or revised standard at the time private companies adopt the new or revised standard and may do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary risk associated with fluctuating interest rates is related to our debt. The term loans under the Trinity Loan Agreement bear interest at an annual rate equal to the greater of the prime rate plus 3.50% and 11.00%. Under the terms of the Trinity Loan Agreement, the prime rate is equal to the greater of 8.0% per year and the prime rate as reported in The Wall Street Journal. In addition, we hold cash and cash equivalents as well as marketable securities, all of which may generate interest income. The primary objectives of our investment activities are to preserve principal and provide liquidity. Since our results of operations are not dependent on investments, we believe the risk associated with fluctuating interest rates is limited. We do not believe that a hypothetical 10% increase or decrease in interest rates during any of the periods presented would have had a material negative effect on our unaudited condensed financial statements included elsewhere in this Quarterly Report considering the balance of outstanding debt compared to the balance of marketable securities on the Company’s condensed balance sheets. We do not currently use or plan to use financial derivatives in our investment portfolio and we do not currently engage in hedging transactions to manage our exposure to interest rate risk.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may be party to legal proceedings that arise in the ordinary course of our business, some of which may be covered by insurance. Except for the description of legal proceedings disclosed in Note 9 to our unaudited condensed financial statements, which is incorporated herein by reference, management believes that we do not have any pending legal proceedings that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows. No material legal proceedings were terminated, settled or otherwise resolved during the three months ended March 31, 2026.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Risk factors describing the major risks to our business can be found under Part I, Item 1A, “Risk Factors” in the Company’s 2025 Annual Report. You should consider carefully the risks and uncertainties described therein, together with all of the other information in this Quarterly Report, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed financial statements and related notes, before deciding whether to purchase shares of our common stock. Our business, financial condition, results of operations and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of shares of our common stock could decline, and you could lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
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
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On March 13, 2026, Matthew Ahearn, Chief Operating Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c), to sell up to 67,500 shares of our common stock between March 13, 2026 and February 15, 2027, subject to certain conditions.
Item 6. Exhibits
(a)Exhibits.
The following documents are filed as exhibits to this Quarterly Report.

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

__________________
* Filed herewith.
** The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report are deemed furnished and not filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of Shoulder Innovations, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOULDER INNOVATIONS, INC.

Date:	May 13, 2026	By:	/s/ Robert Ball
Robert Ball
Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

May 13, 2026	By:	/s/ Jeffrey Points
Jeffrey Points
Chief Financial Officer
(Principal Financial Officer)