Form 10-Q
period 2026-06-30
SHOULDER INNOVATIONS, INC.
filed 2026-08-06
CIK 1699350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐ No ☒
As of July 30, 2026, there were 20,818,957 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (this “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including but not limited to statements regarding our future results of operations and financial condition, our business plans and strategy, the potential market size, market trends and growth opportunities for our products, macroeconomic and geopolitical conditions, and the sufficiency of our cash balances, working capital and cash generated from our operations, investing and financing activities for future liquidity and capital resource needs, may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these identifying words.

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

Shoulder Innovations, Inc.
Condensed Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

Part I. Financial Information
Item 1. Financial Statements

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$24,460	$26,871
Marketable securities	74,533	97,434
Trade accounts receivable, net of allowance for credit losses	10,873	8,268
Inventories, net	22,920	21,591
Prepaid expenses	2,329	1,518
Other current assets	2,292	1,483
Total current assets	137,407	157,165
Property and equipment, net	14,498	12,532
Operating lease right-of-use asset	69	110
Other assets	33	—
Intangible assets, net	—	100
Total assets	$152,007	$169,907
Liabilities, convertible preferred stock, and stockholders’ equity
Current liabilities
Accounts payable ($1,378 and $1,220 to related parties, respectively)	$5,931	$8,874
Current operating lease obligations	37	62
Accrued liabilities ($0 and $575 to related parties, respectively)	6,864	5,259
Total current liabilities	12,832	14,195
Long-term liabilities
Long-term debt	14,813	14,911
Other long-term liabilities	34	51
Total long-term liabilities	14,847	14,962
Total liabilities	$27,679	$29,157
Commitments and contingencies (note 8)
Stockholders’ equity
Common stock, $0.001 par value, 730,000,000 shares authorized and 20,822,472 and 20,623,457 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	$21	$21
Preferred stock, $0.001 par value, 20,000,000 shares authorized and no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	240,343	238,012
Accumulated deficit	(115,932)	(97,400)
Accumulated other comprehensive income (loss)	(104)	117
Total stockholders’ equity	124,328	140,750
Total liabilities, convertible preferred stock, and stockholders’ equity	$152,007	$169,907
See accompanying notes to unaudited condensed financial statements.

Shoulder Innovations, Inc.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net revenue	$17,175	$11,013	$33,883	$21,145
Cost of goods sold	3,734	2,620	7,456	4,961
Gross profit	13,441	8,393	26,427	16,184
Selling, general and administrative expenses (includes $862, $887, $2,101 and $1,736 to related parties, respectively)	20,086	12,849	38,294	23,351
Research and development expenses (includes $2,645, $1,060, $5,710 and $2,295 to related parties, respectively)	3,391	1,406	7,145	2,989
Operating loss	(10,036)	(5,862)	(19,012)	(10,156)
Other (income) expense
Interest (income) expense, net	(673)	216	(1,109)	583
Change in fair value of Series E purchase option	—	11,719	—	11,719
Loss on extinguishment of debt	589	—	589	—
Other expense, net	201	1,399	40	1,400
Total other (income) expense	117	13,334	(480)	13,702
Loss before income tax expense	(10,153)	(19,196)	(18,532)	(23,858)
Income tax expense	—	—	—	—
Net loss	$(10,153)	$(19,196)	$(18,532)	$(23,858)

Other comprehensive loss, net
Unrealized gain (loss) on marketable securities	(40)	1	(221)	(115)
Total other comprehensive gain (loss), net	(40)	1	(221)	(115)
Comprehensive loss	$(10,193)	$(19,195)	$(18,753)	$(23,973)

Net loss per share attributed to common stock – basic and diluted:
Net loss per share	$(0.49)	$(165.53)	$(0.90)	$(232.13)
Weighted average shares outstanding
Weighted average common shares outstanding – basic and diluted	20,735,694	115,965	20,694,593	102,775
See accompanying notes to unaudited condensed financial statements.

Shoulder Innovations, Inc.
Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except shares and per share amounts)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
		Shares	Amount
Balance, December 31, 2024	$74,475	83,882	$1	$2,148	$197	$(57,041)	$(54,695)
Issuance of preferred stock in private placement, net of issuance cost of $352	19,542	—	—	—	—	—	—
Exercise of preferred stock warrant	130	—	—	—	—	—	—
Issuance of common stock	—	18,903	—	32	—	—	32
Stock-based compensation expense	—	—	—	127	—	—	127
Net loss	—	—	—	—	—	(4,662)	(4,662)
Other comprehensive loss, net	—	—	—	—	(116)	—	(116)
Balance, March 31, 2025	$94,147	102,785	$1	$2,307	$81	$(61,703)	$(59,314)
Issuance of preferred stock in private placement, net of issuance cost of $52	$31,903	—	$—	$—	$—	$—	$—
Exercise of preferred stock warrant	650	—	—	—	—	—	—
Issuance of common stock	—	46,018	—	119	—	—	119
Stock-based compensation expense	—	—	—	190	—	—	190
Net Loss	—	—	—	—	—	(19,196)	(19,196)
Other Comprehensive income, net	—	—	—	—	1	—	1
Balance, June 30, 2025	$126,700	148,803	$1	$2,616	$82	$(80,899)	$(78,200)

Balance, December 31, 2025	$—	20,623,457	$21	$238,012	$117	$(97,400)	$140,750
Issuance of common stock	—	79,702	—	101	—	—	101
Stock-based compensation expense	—	—	—	726	—	—	726
Net loss	—	—	—	—	—	(8,379)	(8,379)
Other comprehensive loss, net	—	—	—	—	(181)	—	(181)
Balance, March 31, 2026	$—	20,703,159	$21	$238,839	$(64)	$(105,779)	$133,017
Issuance of common stock	—	119,313	—	423	—	—	423
Stock-based compensation expense	—	—	—	1,081	—	—	1,081
Net Loss	—	—	—	—	—	(10,153)	(10,153)
Other Comprehensive loss, net	—	—	—	—	(40)	—	(40)
Balance, June 30, 2026	$—	20,822,472	$21	$240,343	$(104)	$(115,932)	$124,328
See accompanying notes to unaudited condensed financial statements.

Shoulder Innovations, Inc.
Condensed Statements of Cash Flows
(Unaudited)
(amounts in thousands)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities
Net loss	$(18,532)	$(23,858)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,265	1,385
Amortization of debt discounts	100	126
Stock-based compensation expense	1,807	317
Realized (gain) loss on marketable securities	40	(207)
Change in fair value of warrant liabilities and Series E purchase option	—	13,134
Loss on extinguishment of debt	589	—
Other	292	99
Change in operating assets and liabilities
Trade accounts receivable	(2,857)	(1,820)
Inventory	(1,329)	(3,126)
Prepaid expenses	(811)	(260)
Accounts payable	(2,222)	982
Other current assets and liabilities	908	1,954
Net cash used in operating activities	(19,750)	(11,274)
Cash flows from investing activities
Fixed asset purchases	(4,892)	(2,311)
Purchases of marketable securities	(18,170)	(20,477)
Sales of marketable securities	40,384	16,909
Net cash provided by (used in) investing activities	17,322	(5,879)
Cash flows from financing activities
Proceeds from exercise of common stock options	524	151
Proceeds from exercise of preferred stock warrants	—	362
Proceeds from Series E convertible preferred stock, net of issuance cost	—	39,553
Payments of long-term debt	(15,000)	—
Proceeds from debt issuance	15,000	—
Payments of debt issuance and extinguishment costs	(507)	—
Payment of deferred IPO offering costs	—	(1,982)
Net cash provided by financing activities	17	38,084
Net change in cash for period	(2,411)	20,931
Cash and cash equivalents, beginning of period	26,871	6,123
Cash and cash equivalents, end of period	$24,460	$27,054
Supplemental cash flows information
Cash paid for interest	$1,257	$863
Non-cash investing and financing activities
Series E convertible preferred stock issuance cost in other current liabilities	$—	$45
Series E second tranche right equity conversion	—	11,937
Preferred stock warrant liability equity conversion	—	418
Unpaid IPO offering costs included in accounts payable and accrued liabilities	—	1,835
Fixed asset purchases included in accounts payable	$379	$441
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
New Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The update requires all public business entities on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold and an explanation, if not otherwise evident, of the individual reconciling items disclosed, such as the nature, effect, and underlying causes of the reconciling items and the judgment used in categorizing the reconciling items. In addition, the update requires certain new disclosures of the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid (net of refunds received). Other new disclosures required include income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. The new guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments are to be applied on a prospective basis, with retrospective application permitted. As an emerging growth company that has not opted out of the extended transition period for complying with new or revised financial accounting

Shoulder Innovations, Inc.
Notes to the Unaudited Condensed Financial Statements
(in thousands, except share, per share data and percentages)
standards, the amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2025. The Company is currently evaluating the impact of the new standard on its financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional, disaggregated disclosure around certain income statement expense line items. This ASU mandates that entities, at each interim and annual period, disclose the amounts of (a) inventory purchases, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depletion, depreciation, and amortization for oil and gas activities included within each relevant expense caption presented on the income statement within continuing operations. Entities are also required to (1) combine certain disclosures already mandated under GAAP with these new requirements, (2) provide qualitative descriptions of expenses that are not disaggregated quantitatively, and (3) disclose total selling expenses and, annually, the definition of selling expenses. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its financial statements and related disclosures.
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
2. Fair Value Measurements
The fair value of marketable securities as of June 30, 2026 and December 31, 2025 are summarized below:

	June 30, 2026
	Level 1	Level 2	Level 3
Assets:
Cash Equivalents
Money market funds	$9,659	$—	$—
Short-term marketable securities at fair value
U.S. treasury and government agencies	55,469	—	—
Corporate and international bonds	—	19,064	—
Total	$65,128	$19,064	$—

	December 31, 2025
	Level 1	Level 2	Level 3
Assets:
Cash Equivalents
Money market funds	$11,799	$—	$—
Short-term marketable securities at fair value
U.S. treasury and government agencies	76,678	—	—
Corporate and international bonds	—	20,756	—
Total	$88,477	$20,756	$—
Liabilities related to preferred stock warrants and the Series E purchase option are remeasured at fair value on a recurring basis using the Black-Scholes option pricing model. The following table presents the change in fair value of the preferred stock warrants and the Series E purchase option which are classified in Level 3 of the fair value hierarchy for the six months ended June 30, 2025:

Shoulder Innovations, Inc.
Notes to the Unaudited Condensed Financial Statements
(in thousands, except share, per share data and percentages)

	June 30, 2025
	Preferred stock warrant liability	Series E purchase option
Balance, January 1, 2025	$970	$—
Additions	—	218
Change in fair value	1,415	11,719
Exercises	(418)	(11,937)
Balance, June 30, 2025	$1,967	$—
The preferred stock warrants and the Series E purchase option were valued under the Black-Scholes option pricing model, which considers the estimated volatility of the Company’s equity at the date of measurement based on selected metrics of applicable volatility calculations from guideline public companies. The remeasurement of the convertible preferred stock warrant liability resulted in $1,415 being recognized as other expense, net for the six months ended June 30, 2025. The remeasurement of the Series E purchase option resulted in $11,719 recognized as an increase in fair value of Series E purchase option for the six months ended June 30, 2025.
The fair value of the preferred stock warrants were estimated as of June 30, 2025 using the following weighted average assumptions:

Description	June 30, 2025
Weighted average volatility	55.00%
Weighted average risk-free rate	3.79%
Expected dividend yield	—%

3. Accrued Liabilities
Accrued liabilities consist of the following:

	June 30, 2026	December 31, 2025
Commissions payable	$1,893	$1,401
Accrued legal fees	393	236
Accrued payroll	3,362	1,776
Accrued royalties	698	1,074
Other	518	772
Accrued liabilities	$6,864	$5,259
4. Related Party Transactions
On October 22, 2020, the Company entered into a software license agreement with Genesis Software Innovations, LLC (“Genesis Software”), which was amended and restated on January 1, 2023, and subsequently amended on June 10, 2025 (the “License Agreement”). Robert Ball, the Company’s Chief Executive Officer and Executive Chairman, is a co-founder and director of Genesis Software. Mr. Ball and Matthew Ahearn, the Company’s Chief Operating Officer and a director, are directors of Genesis Investment Holdings, LLC, which has an ownership interest in Genesis Software. The License Agreement has a 5-year term and required an upfront payment of $1,000, an incremental $500 payment when Food and Drug Administration clearance was obtained, and quarterly payments of royalties equal to 4% of the net sales price of each licensed product sold, until such time we have paid Genesis Software an aggregate of $7,000 under the License Agreement. As of June 30, 2026, the Company has made all payments under the License Agreement and has no future payment obligations pursuant to the agreement. For the three and six months ended June 30, 2026, the Company paid Genesis Software $666 and $1,241, respectively, pursuant to the License Agreement. For the three and six months ended

Shoulder Innovations, Inc.
Notes to the Unaudited Condensed Financial Statements
(in thousands, except share, per share data and percentages)
June 30, 2025, the Company paid Genesis Software $398 and $741, respectively, pursuant to the License Agreement. Amounts owed under the agreement of $0 and $575 are included in accrued liabilities on the condensed balance sheets at June 30, 2026, and December 31, 2025, respectively.
For the three and six months ended June 30, 2026, the Company paid $1,994 and $4,330, respectively, for software development to Genesis Software. For the three and six months ended June 30, 2025, the Company paid $453 and $1,024, respectively for software development to Genesis Software. Amounts payable of $982 and $863 are included in accounts payable on the condensed balance sheets at June 30, 2026 and December 31, 2025, respectively.
The Company has entered into a consulting agreement with Genesis Innovation Group, an entity under common ownership. The consulting agreement is currently on a year-to-year basis. The agreement requires compensation for services performed. If services performed are on an hourly basis, the Company shall be responsible to pay for hours actually worked by the consultant’s employees. The Company will reimburse the consultant for all reasonable expenses incurred in connection with performing services for the Company. For the three and six months ended June 30, 2026, the Company paid Genesis Innovation Group $1,261 and $2,399, respectively. For the three and six months ended June 30, 2025, the Company paid Genesis Innovation Group $1,060 and $2,295, respectively. Amounts payable of $396 and $357 are included in accounts payable on the condensed balance sheets at June 30, 2026 and December 31, 2025, respectively.
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
In June 2025 the Company called the second tranche of its Series E Preferred Stock for the issuance of 29,319,143 shares of Series E Preferred Stock resulting in gross proceeds to the Company of $20,019. The Company recognized the change in value of the Series E purchase option in the other expense, net caption in its condensed statements of operations and comprehensive loss.
On March 4, 2025, Genesis Investment Holdings, LLC exercised 988,999 Series Seed warrants resulting in proceeds of $83.
For the three and six months ended June 30, 2025, 625,000 and 750,000 Series B warrants were exercised, resulting in proceeds of $232 and $279, respectively.
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

Shoulder Innovations, Inc.
Notes to the Unaudited Condensed Financial Statements
(in thousands, except share, per share data and percentages)
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted net loss per share calculations for the three and six months ended June 30, 2026 and 2025 (in thousands, except par value, share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net loss	$(10,153)	$(19,196)	$(18,532)	$(23,858)
Basic and diluted weighted average shares outstanding	20,735,694	115,965	20,694,593	102,775
Net loss attributable to common shareholders, basic and diluted	$(0.49)	$(165.53)	$(0.90)	$(232.13)
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	June 30, 2026	June 30, 2025
Series Seed	—	882,620
Series A	—	1,173,971
Series B	—	349,264
Series C	—	2,626,639
Series D	—	4,240,522
Series E	—	3,080,414
Common options	2,613,353	1,716,821
Common warrants	43,578	17,827
Restricted stock units	25,230	—
Series Seed warrants	—	—
Series B warrants	—	13,102
Series D warrants	—	130,736
Total	2,682,161	14,231,916
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
All revenue for the three and six months ended June 30, 2026 and 2025 was generated from customers located in the United States. No customers represent 10% or more of the Company’s net revenue for the three and six months ended June 30, 2026 and 2025. The measure of segment assets is reported on the condensed balance sheets as total assets.
The table below is a summary of the segment net loss and total net loss, including significant segment expenses (in thousands):

Shoulder Innovations, Inc.
Notes to the Unaudited Condensed Financial Statements
(in thousands, except share, per share data and percentages)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net revenue	$17,175	$11,013	$33,883	$21,145
Cost of goods sold	3,734	2,620	7,456	4,961
Gross profit	13,441	8,393	26,427	16,184
Operating expenses:
General and administrative	8,936	5,820	17,561	11,033
Sales and marketing	9,347	5,449	17,623	10,182
Medical education	1,803	1,580	3,110	2,136
Research and development	3,391	1,406	7,145	2,989
Total other (income) expense	117	13,334	(480)	13,702
Segment net loss and total net loss	$(10,153)	$(19,196)	$(18,532)	$(23,858)
Depreciation expense for the three and six months ended June 30, 2026 totaled $1,108 and $2,165, respectively. Depreciation expense of $1,086 and $2,120 for instruments is in sales and marketing and $22 and $45 for computer equipment, furniture and fixtures, and leasehold improvements are included in general and administrative expenses in the condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2026, respectively. Depreciation expense for the three and six months ended June 30, 2025 totaled $643 and $1,235, respectively. Depreciation expense of $623 and $1,198 for instruments is in sales and marketing and $20 and $37 for computer equipment, furniture and fixtures, and leasehold improvements are included in general and administrative expenses in the condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2025, respectively.
Amortization expense related to the License Agreement for the three and six months ended June 30, 2026, totaled $25 and $100, respectively. Amortization expense related to the License Agreement for the three and six months ended June 30, 2025 totaled $75 and $150, respectively. Amortization expense is included in general and administrative expense.
8. Commitments and Contingencies
Litigation
From time to time, the Company may be a party to legal proceedings that arise in the ordinary course of business, some of which may be covered by insurance. The Company establishes an accrual for legal proceedings if and when those matters reach a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. The Company monitors those matters for developments that would affect the likelihood of a loss and the accrued amount, if any, thereof, and adjusts the amount as appropriate. If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but it will continue to monitor the matter for developments that could make the loss contingency both probable and reasonably estimable. If there is at least a reasonable possibility that a material loss will occur, the Company will provide disclosure regarding the contingency. Except as disclosed below, management believes that the Company does not have any pending legal proceedings that, separately or in the aggregate, would have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
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

Shoulder Innovations, Inc.
Notes to the Unaudited Condensed Financial Statements
(in thousands, except share, per share data and percentages)
9. Debt
On June 26, 2026, the Company entered into a Loan and Security Agreement (the “Loan Agreement”), by and between the Company, as borrower, and Stifel Bank, as lender (the “Lender”). The Loan Agreement provides for (i) a senior secured term loan in the aggregate principal amount of $15,000 (the “Term Loan”) and (ii) a senior secured asset-based revolving line of credit in the aggregate principal amount of $30,000, which, subject to certain conditions, may be increased by $5,000 at the Company’s request (the “Revolving Facility”). Proceeds from the Loan Agreement were used to pay off the term loan outstanding under the Trinity Loan and Security Agreement (the “Trinity Loan Agreement”). The Trinity Loan Agreement was terminated on June 26, 2026.
Availability under the Revolving Facility is subject to a borrowing base consisting of specified percentages of eligible accounts receivable, subject to adjustments established by the Lender; provided that, up to $15,000 of the Revolving Facility is available on a non-formula basis so long as the Company meets certain liquidity requirements.
The aggregate principal amount of borrowings outstanding under the Term Loan accrue interest at a rate per annum equal to the greater of (i) 0.75% below the prime rate and (ii) 5.00%. The aggregate principal amount of borrowings outstanding under the Revolving Facility will accrue interest at a rate per annum equal to the greater of: (i) the prime rate and (ii) 5.00%.
The Company’s obligations under the Loan Agreement are secured by substantially all assets of the Company, except for any copyrights, patents, trademarks, service marks and applications now owned or hereafter acquired by the Company or any claims for damages by way of any past, present and future infringement of any of the foregoing intellectual property.
The Term Loan and Revolving Facility may be prepaid at any time and without penalty, except that any prepayment of the aggregate principal amount of borrowings outstanding under the Term Loan made prior to June 26, 2027 is subject to a prepayment premium equal to 1.00% of the aggregate principal amount of borrowings outstanding under the Term Loan immediately prior to such prepayment. The Term Loan matures on June 1, 2031, and the Revolving Facility matures on June 26, 2029.
The Loan Agreement contains customary affirmative and negative covenants and covenants limiting the ability of the Company to, among other things, incur debt, grant liens, pay dividends and distributions on capital stock, and make investments and acquisitions, in each case subject to exceptions customary for secured financings. As of June 30, 2026, the Company was in compliance with all covenants contained in the Loan Agreement.
As of June 30, 2026, there was $15,000 in outstanding borrowings under the Term Loan and no outstanding borrowings under the Revolving Facility.
For the three and six months ended June 30, 2026, the Company recognized $589 of loss on extinguishment of debt as a result of repaying the Trinity Loan Agreement, of which $269 was related to write-off of unamortized debt discount and issuance cost and $320 was related to a prepayment premium and end of term payment. The Company also incurred $187 of debt issuance costs related to the Loan Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed financial statements and accompanying notes, which appear elsewhere in this Quarterly Report. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”), including our audited financial statements for the year ended December 31, 2025 and related notes as disclosed in our 2025 Annual Report, which discusses our business and related risks in greater detail, as well as subsequent reports we may file with the SEC from time to time, for additional information. The section titled “Risk Factors” contained in Part I, Item 1A of the Company’s 2025 Annual Report and similar discussions in our other SEC filings, also describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Quarterly Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.
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
We have experienced significant growth in recent years, primarily driven by growth in our net revenue from the sale of our advanced implant systems.
Key Business Metrics
We regularly review a number of operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. We believe that the number of implant systems sold is a useful indicator of our ability to drive demand for our implant systems, generate net revenue and expand our business. The following table sets forth the number of implant systems sold in each of the three-month periods indicated:

	Mar. 31, 2024	June 30, 2024	Sept. 30, 2024	Dec. 31, 2024	Mar. 31, 2025	June 30, 2025	Sept. 30, 2025	Dec. 31, 2025	Mar. 31, 2026	June 30, 2026
Implant systems sold	971	1,121	1,037	1,220	1,443	1,503	1,584	1,976	2,184	2,238
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
•Continued investments in product development, innovation and growth. We expect to continue to focus on long-term revenue growth through investments in our ecosystem and expansion of our operations. In research and development, we continually invest in improving our technologies, developing new products and further expanding our cleared indications. For example, we began using ProVoyance in 2021 and have developed a product line to include certain fracture indications and commercially launched the InSet 70 in September of 2025. In December 2025, the Company announced the development of a robotics platform to design a transformative shoulder-specific micro-robotic solution designed to further enhance shoulder surgical precision, workflow efficiency, and enable exciting, new clinical approaches in the aTSA and rTSA markets. The robotic solution, known as InSet Neo, is designed to be integrated with the Company’s ProVoyance platform to deliver a comprehensive technology solution. We are planning FDA submission for InSet Neo in the first half of 2027. We are also evaluating expansion into adjacent areas in shoulder surgical care, which may include sports medicine and shoulder trauma markets. In January 2026, we received FDA 510(k) clearance for products designed for patients with metal sensitivity and products that expand our I-Series humeral stem product line to include additional fracture indications. In April 2026, we announced the full commercial launch of the InSet™ I-135RFX Humeral Stem. We have filed a 510(k) with the FDA related to additive manufacturing of certain products, which will add additional supply chain capacity and cost reductions of up to 30% on certain products beginning in 2027. Beginning in the third quarter of 2026, the InSet Clutch guide system for anatomic and reverse glenoid procedures will be available to surgeons, and we also expect a limited user release for a new subscapularis sparing technique initiative. We expect the first surgical cases using our streamlined InSet anatomic glenoid implant, the InSet Go, in the fourth quarter of 2027 which will further reduce surgical steps. Additionally, we are targeting FDA submission in 2027 for a new concept for reverse procedures, branded InSet One. We anticipate we will continue to invest significantly in product development, including with respect to our supporting technologies, in order to further bolster our ecosystem. While research and development are time consuming and costly and therefore negatively impact our results of operations in the near term, we believe expanding into new areas, implementing product improvements and continuing to demonstrate the efficacy, safety and cost effectiveness of our products through clinical data and surgeon education are all critical to increasing the adoption of our implant systems and to the success of our business over the long term. Our clinical data collection efforts within the registry are ahead of our expectations. As we expand our operations in line with our anticipated growth, we will be required to maintain sufficient levels of inventory and instrumentation to meet our estimated demand, which we expect will increase expenses.
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
Non-GAAP Financial Measures
In addition to our results and measures of performance determined in accordance with U.S. GAAP, we believe that non-GAAP financial measures can be useful in evaluating and comparing our financial and operational performance over multiple periods, identifying trends affecting our business, formulating business plans and making strategic decisions. We use and present Adjusted EBITDA for these purposes. We define Adjusted EBITDA as net loss before interest (income) expense, net, income tax expense, loss on extinguishment of debt, depreciation and amortization, and stock-based compensation expense.
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
The following table presents a reconciliation of Adjusted EBITDA to the most comparable GAAP financial measure, net loss, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30
	2026	2025	2026	2025

	(unaudited)
	(in thousands)
Net loss	$(10,153)	$(19,196)	$(18,532)	$(23,858)
Interest (income) expense, net	(673)	216	(1,109)	583
Income tax expense	—	—	—	—
Loss on extinguishment of debt	589	—	589	—
Depreciation and amortization expense	1,133	717	2,265	1,385
Stock-based compensation expense	1,081	190	1,807	317
Adjusted EBITDA	$(8,023)	$(18,073)	$(14,980)	$(21,573)
Components of Our Results of Operations
Net Revenue
We currently derive our net revenue from the sale of our aTSA and rTSA implant systems, which generally consist of our InSet Glenoid and humeral stem products. We sell our implants to hospitals, outpatient centers and ASCs in the United States through a dedicated commercial leadership team and a network of external independent distributors. Net revenue is recognized when the performance obligation to deliver these implant systems to our customers is satisfied and we transfer control of the implants to our customers, which is generally when we have received a purchase order and appropriate notification that the procedure has been used or implanted. Revenue is recognized in the amount of the consideration received net of any sales taxes that we expect to collect from customers. We also record shipping and handling costs as revenue. Our average sales price for our implant systems was $7,674 and $7,330 for the three months ended June 30, 2026 and 2025, respectively. Our average sales price for our implant systems was $7,662 and $7,179 for the six months ended June 30, 2026 and 2025, respectively. No single customer accounted for more than 10% of our net revenue during the three or six months ended June 30, 2026 and 2025, respectively. We expect our net revenue to increase for the foreseeable future as we expand our commercial organization, add new customers, expand our sales territories, introduce new products, as existing customers perform more procedures using our systems and as we generally expand awareness of our systems with new and existing customers. While industry trends have resulted in increased downward pricing pressure on medical services and products, we have not experienced a material impact on our net revenue to date; however, we cannot assure you that our net revenue will not be impacted in the future by these industry trends. Our net revenue may fluctuate from quarter to quarter due to a variety of factors, such as the size and success of our dedicated commercial leadership team, the number of hospitals and physicians who are aware of and use our systems and seasonality.

Cost of Goods Sold, Gross Profit and Gross Margin
Cost of Goods Sold
Cost of goods sold consists primarily of the cost of components, packaging and sterilization, and obsolete inventory adjustments. Our systems are manufactured to our specifications primarily by third-party suppliers in the United States and are generally ordered on a purchase order basis. Cost of goods sold is recognized at the time the related revenue is recognized. Prior to use in surgery, the cost of our products is recorded as inventories, net of obsolescence reserve on our condensed balance sheets. Cost of goods sold does not include depreciation expense for instruments, which is included in selling, general and administrative expenses. Depreciation expense for instruments was $1,086 thousand and $623 thousand for the three months ended June 30, 2026 and 2025, respectively. See Note 7 to our unaudited condensed financial statements included elsewhere in this Quarterly Report for additional information. We expect cost of goods sold to increase as our net revenue increases and more of our implant systems are sold.
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
Other (Income) Expense
Our other (income) expense consists of (i) interest (income) expense, net, (ii) change in fair value of Series E purchase option, (iii) loss on extinguishment of debt, and (iv) other (income) expense, net.
Interest (Income) Expense, Net
Interest (income) expense, net consists of interest expense related to the Trinity Loan Agreement (as defined below), the Loan Agreement (as defined below), interest expense related to our convertible notes, and non-cash interest related to the amortization of debt discount, issuance costs and deferred interest associated with our indebtedness, as well as interest income earned on our cash, cash equivalents and marketable securities.

Change in Fair Value of Series E Purchase Option
Change in fair value of warrant liabilities consists of gains and losses resulting from the remeasurement of the fair value of our warrant liabilities at each balance sheet date. During the third quarter of 2025 and upon completion of the Company’s IPO, a final remeasurement of the fair value of the warrant liability was made and the warrants were reclassified to equity within the additional paid-in capital line item.
Loss on Extinguishment of Debt
Loss on extinguishment of debt consists of unamortized deferred financing fees, prepayment premium, and unrecognized end of term payment amount under the Trinity Loan Agreement.
Other Expense, Net
Other expense, net consists primarily of adjustment in the fair market value of marketable securities and change in fair value of warrant liabilities.
Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table sets forth the components of our statements of operations for the periods presented below:

	Three Months Ended June 30,		Change
	2026	2025	$	%

	(unaudited)
	($ in thousands)
Net revenue	$17,175	$11,013	$6,162	56.0%
Cost of goods sold	3,734	2,620	1,114	42.5%
Gross profit	13,441	8,393	5,048	60.1%
Operating expenses:
Selling, general and administrative expenses(1)	20,086	12,849	7,237	56.3%
Research and development expenses	3,391	1,406	1,985	141.2%
Total operating expenses	23,477	14,255	9,222	64.7%
Operating loss	(10,036)	(5,862)	(4,174)	(71.2)%
Other (income) expense
Interest (income) expense, net	(673)	216	(889)	(411.6)%
Change in fair value of Series E purchase option	—	11,719	(11,719)	(100.0)%
Loss on extinguishment of debt	589	—	589	*
Other expense, net	201	1,399	(1,198)	(85.6)%
Total other expense	117	13,334	(13,217)	(99.1)%
Loss before income tax expense	(10,153)	(19,196)	9,043	47.1%
Income tax expense	—	—	—	—
Net loss	$(10,153)	$(19,196)	$9,043	47.1%
_______________
(1)Includes stock-based compensation expense of $1,081 thousand and $190 thousand for the three months ended June 30, 2026 and 2025, respectively.
*Not meaningful
Net Revenue. Net revenue increased $6,162 thousand, or 56.0%, to $17,175 thousand for the three months ended June 30, 2026, compared to $11,013 thousand for the three months ended June 30, 2025. The increase in net revenue was due to an increase in the number of implant systems sold, as well as an increase in the number of customers.
Cost of Goods Sold and Gross Margin. Cost of goods sold increased $1,114 thousand, or 42.5%, to $3,734 thousand for the three months ended June 30, 2026, compared to $2,620 thousand for the three months ended June 30, 2025. This increase in cost of goods sold was primarily due to the increase in the number of our systems sold. Gross margin for the three months ended June 30, 2026 increased to 78.3%, compared to 76.2% for the three months ended June 30, 2025.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7,237 thousand, or 56.3%, to $20,086 thousand for the three months ended June 30, 2026, compared to $12,849 thousand for the three months ended June 30, 2025. This increase in selling, general and administrative expenses was primarily due to a $3,066 thousand increase in personnel-related expenses as a result of increased headcount of our commercial organization, a $2,079 thousand increase in commissions and sales related costs due to higher sales of our systems, a $891 thousand increase in stock-based compensation expense, a $736 thousand increase in general corporate costs such as information technology, business development and insurance costs including costs associated with becoming a public company and a $465 thousand increase in depreciation primarily of surgical instruments.
Research and Development Expenses. Research and development expenses increased $1,985 thousand, or 141.2%, to $3,391 thousand for the three months ended June 30, 2026, compared to $1,406 thousand for three months ended June 30, 2025. The increase in research and development expenses was due to our investment in new product development efforts, including an increase in external consulting fees of $1,499 thousand primarily related to the robotic platform strategic partnership.
Interest (Income) Expense, Net. Interest expense, net decreased $889 thousand, or 411.6%, to interest income, net of $673 thousand for the three months ended June 30, 2026, compared to interest expense, net of $216 thousand for the three months ended June 30, 2025. This decrease in interest expense, net was due to higher interest earned on marketable securities.
Change in Fair Value of Series E Purchase Option. Change in fair value of Series E purchase option was $0 for the three months ended June 30, 2026, compared to $11,719 thousand for the three months ended June 30, 2025. The Series E purchase option was issued in connection with the Company’s Series E preferred stock financing entered into during the first quarter of 2025 and the increase resulted from recognition of the fair value change between issuance and the exercise of the Series E preferred stock purchase option in June 2025.
Loss on Extinguishment of Debt. Loss on extinguishment of debt was $589 thousand for the three months ended June 30, 2026 and resulted from repaying the Trinity Loan Agreement. There was no loss on extinguishment of debt in 2025.
Other Expense, Net. Other expense, net decreased by $1,198 thousand, or 85.6%, to $201 thousand for the three months ended June 30, 2026, compared to other expense, net of $1,399 thousand for the three months ended June 30, 2025. This decrease in other expense, net was due to a decrease of $1,415 thousand related to changes in the fair value of our preferred stock warrant liability offset by an increase of $217 thousand in loss on marketable securities.
Comparison of the Six Months Ended June 30, 2026 and 2025
The following table sets forth the components of our statements of operations for the periods presented below:

	Six Months Ended June 30, 2026		Change
	2026	2025	$	%

	(unaudited)
	($ in thousands)
Net revenue	$33,883	$21,145	$12,738	60.2%
Cost of goods sold	7,456	4,961	2,495	50.3%
Gross profit	26,427	16,184	10,243	63.3%
Operating expenses:
Selling, general and administrative expenses(1)	38,294	23,351	14,943	64.0%
Research and development expenses	7,145	2,989	4,156	139.0%
Total operating expenses	45,439	26,340	19,099	72.5%
Operating loss	(19,012)	(10,156)	(8,856)	(87.2)%
Other (income) expense
Interest (income) expense, net	(1,109)	583	(1,692)	(290.2)%
Change in fair value of Series E purchase option	—	11,719	(11,719)	(100.0)%
Loss on extinguishment of debt	589	—	589	*
Other expense, net	40	1,400	(1,360)	(97.1)%
Total other (income) expense	(480)	13,702	(14,182)	(103.5)%
Loss before income tax expense	(18,532)	(23,858)	5,326	22.3%
Income tax expense	$—	$—	$—	*
Net loss	$(18,532)	$(23,858)	$5,326	22.3%
_______________
(1)Includes stock-based compensation expense of $1,807 thousand and $317 thousand for the six months ended June 30, 2026 and 2025, respectively.
*Not meaningful
Net Revenue. Net revenue increased $12,738 thousand, or 60.2%, to $33,883 thousand for the six months ended June 30, 2026, compared to $21,145 thousand for the six months ended June 30, 2025. The increase in net revenue was due to an increase in the number of implant systems sold, as well as an increase in the number of customers.
Cost of Goods Sold and Gross Margin. Cost of goods sold increased $2,495 thousand, or 50.3%, to $7,456 thousand for the six months ended June 30, 2026, compared to $4,961 thousand for the six months ended June 30, 2025. This increase in cost of goods sold was primarily due to the increase in the number of our systems sold. Gross margin for the six months ended June 30, 2026 increased to 78.0%, compared to 76.5% for the six months ended June 30, 2025.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $14,943 thousand, or 64.0%, to $38,294 thousand for the six months ended June 30, 2026, compared to $23,351 thousand for the six months ended June 30, 2025. This increase in selling, general and administrative expenses was primarily due to a $6,312 thousand increase in personnel-related expenses as a result of increased headcount of our commercial organization, a $4,250 thousand increase in commissions and sales related costs due to higher sales of our systems, a $1,960 thousand increase in general corporate costs such as information technology, business development and insurance costs, a $1,491 thousand increase in stock-based compensation expense and a $930 thousand increase in depreciation primarily of surgical instruments.
Research and Development Expenses. Research and development expenses increased $4,156 thousand, or 139.0%, to $7,145 thousand for the six months ended June 30, 2026, compared to $2,989 thousand for the six months ended June 30, 2025. The increase in research and development expenses was due to our investment in new product development efforts, including an increase in external consulting fees of $3,778 thousand primarily related to the robotic platform strategic partnership.
Interest (Income) Expense, Net. Interest expense, net decreased $1,692 thousand, or 290.2%, to interest income, net of $1,109 thousand for the six months ended June 30, 2026, compared to interest expense, net of $583 thousand for the six months ended June 30, 2025. This decrease in interest expense, net was due to higher interest earned on marketable securities.

Change in Fair Value of Series E Purchase Option. Change in fair value of Series E purchase option was $0 for the six months ended June 30, 2026, compared to $11,719 thousand for the six months ended June 30, 2025. The Series E purchase option was issued in connection with the Company’s Series E preferred stock financing entered into during the first quarter of 2025 and the increase resulted from recognition of the fair value change between issuance and the exercise of the Series E preferred stock purchase option in June 2025.
Loss on Extinguishment of Debt. Loss on extinguishment of debt was $589 thousand for the six months ended June 30, 2026 and resulted from repaying the Trinity Loan Agreement. There was no loss on extinguishment of debt in 2025.
Other Expense, Net. Other expense, net decreased by $1,360 thousand, or 97.1%, to $40 thousand for the six months ended June 30, 2026, compared to other expense, net of $1,400 thousand for the six months ended June 30, 2025. This decrease in other expense, net was due to a decrease of $1,415 thousand related to changes in the fair value of our preferred stock warrant liability offset by an increase of $55 thousand in loss on marketable securities.

Liquidity and Capital Resources
To date, our primary sources of capital have been from net revenue received from the sale of our implant systems, the sale of common stock in our IPO, proceeds from private placements of our convertible preferred stock and debt financing arrangements. On August 1, 2025, we completed our IPO, selling 5,000,000 shares of our common stock at $15.00 per share. Upon completion of our IPO, we received net proceeds of approximately $64,212 thousand, after deducting underwriting discounts and commissions and offering expenses. Since inception, we have raised a total of $114,600 thousand in net proceeds from private placements of our convertible preferred stock. As of June 30, 2026, we had cash, cash equivalents and marketable securities of $98,993 thousand and $15,000 thousand of principal outstanding under the Loan Agreement.
We have generated losses from our operations since our inception as reflected in our accumulated deficit of $115,932 thousand as of June 30, 2026. Our losses primarily resulted from the costs incurred in the development, sales, and marketing of our systems and providing support for our operations. We expect to continue to incur losses for the foreseeable future and to expend significant amounts of cash for the foreseeable future as we continue to scale our business, increase selling, general and administrative expenses to support the expansion of our commercial organization and efforts, increase general and administrative expenses to support being a publicly-traded company and invest in research and development activities.
Indebtedness
On June 26, 2026 the Company entered into a Loan and Security Agreement (the “Loan Agreement”), by and between the Company, as borrower, and Stifel Bank, as lender (the “Lender”). The Loan Agreement provides for (i) a senior secured term loan in the aggregate principal amount of $15,000 thousand (the “Term Loan”) and (ii) a senior secured asset-based revolving line of credit in the aggregate principal amount of $30,000 thousand, which, subject to certain conditions, may be increased by $5,000 thousand at the Company’s request (the “Revolving Facility”). Proceeds from the Loan Agreement were used to pay off the term loan outstanding under the Trinity Loan and Security Agreement (the “Trinity Loan Agreement”). The Trinity Loan Agreement was terminated on June 26, 2026.
Availability under the Revolving Facility is subject to a borrowing base consisting of specified percentages of eligible accounts receivable, subject to adjustments established by the Lender; provided that, up to $15,000 thousand of the Revolving Facility is available on a non-formula basis so long as the Company meets certain liquidity requirements.
The aggregate principal amount of borrowings outstanding under the Term Loan accrue interest at a rate per annum equal to the greater of (i) 0.75% below the prime rate and (ii) 5.00%. The aggregate principal amount of borrowings outstanding under the Revolving Facility will accrue interest at a rate per annum equal to the greater of: (i) the prime rate and (ii) 5.00%.
The Company’s obligations under the Loan Agreement are secured by substantially all assets of the Company, except for any copyrights, patents, trademarks, service marks and applications now owned or hereafter acquired by the Company or any claims for damages by way of any past, present and future infringement of any of the foregoing intellectual property.
The Term Loan and Revolving Facility may be prepaid at any time and without penalty, except that any prepayment of the aggregate principal amount of borrowings outstanding under the Term Loan made prior to June 26, 2027 is subject to a prepayment premium equal to 1.00% of the aggregate principal amount of borrowings outstanding under the Term Loan immediately prior to such prepayment. The Term Loan matures on June 1, 2031, and the Revolving Facility matures on June 26, 2029.
The Loan Agreement contains customary affirmative and negative covenants and covenants limiting the ability of the Company to, among other things, incur debt, grant liens, pay dividends and distributions on capital stock, and make investments and acquisitions, in each case subject to exceptions customary for secured financings.
As of June 30, 2026, the Company was in compliance with all covenants contained in the Loan Agreement.
As of June 30, 2026, there was $15,000 thousand in outstanding borrowings under the Term Loan and no outstanding borrowings under the Revolving Facility.
Future Funding Requirements
Based on our current operating plan, we believe that the expected cash generated from the sale of our systems, our existing cash, cash equivalents and marketable securities and amounts under our Loan Agreement, will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least 12 months from the date hereof. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. We may experience lower than expected cash generated from operating activities or greater than expected capital expenditures, cost of goods sold, or operating expenses, and may need to raise additional capital to fund operations, increase our commercial organization and efforts, further research and development activities, or acquire, invest in, or in-license other businesses, assets, or technologies.
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
We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we are unable to satisfy our liquidity requirements, including because of the risks included in “Risk Factors” contained in Part I, Item 1A of the Company’s 2025 Annual Report, we may seek to raise any necessary additional capital through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these or other funding sources. Additional funds may not be available to us on acceptable terms or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, we could be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. If we raise additional funds by issuing equity securities or convertible debt, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we raise additional capital through collaboration agreements, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights, future revenue streams, research programs or product or grant licenses that may not be favorable to us. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.
Cash Flows
The following table shows a summary of our cash flows for each of the periods presented:

	Six Months Ended June 30		Change
	2026	2025	$	%

	(unaudited)
	($ in thousands)
Net cash (used in) provided by:
Operating activities	$(19,750)	$(11,274)	$(8,476)	(75.2)%
Investing activities	17,322	(5,879)	23,201	394.6%
Financing activities	17	38,084	(38,067)	(100.0)%
Net change in cash for period	$(2,411)	$20,931	$(23,342)	(111.5)%
_______________
*Not meaningful
Operating Activities
For the six months ended June 30, 2026, net cash used in operating activities was $19,750 thousand, consisting primarily of a net loss of $18,532 thousand and net cash used by changes in our operating assets and liabilities of $6,311 thousand, partially offset by non-cash charges of $5,093 thousand. The non-cash charges primarily consisted of depreciation and amortization expense of $2,265 thousand, stock-based compensation expense of $1,807 thousand and loss on extinguishment of debt of $589 thousand. Net cash used by changes in our operating assets and liabilities primarily consisted of an increase of $2,857 thousand in trade accounts receivable, a decrease of $2,222 thousand in accounts payable, an increase of $1,329 thousand to inventory, and an increase of $811 thousand in prepaid expenses, partially offset by an increase of $908 thousand in other current liabilities.
For the six months ended June 30, 2025, net cash used in operating activities was $11,274 thousand, consisting primarily of a net loss of $23,858 thousand and net cash used by changes in our operating assets and liabilities of $2,270 thousand, partially offset by non-cash charges of $14,854 thousand. The non-cash charges primarily consisted of changes in the fair value of our preferred stock warrant liability and Series E purchase option of $13,134 thousand, depreciation and amortization expense of $1,385 thousand and stock-based compensation expense of $317 thousand, partially offset by realized gain on marketable securities of $207 thousand. Net cash used by changes in operating assets and liabilities primarily consisted of an increase of $3,126 thousand in inventory and an increase in accounts receivable of $1,820 thousand, partially offset by an increase of $1,954 thousand in other current liabilities and an increase of $982 thousand in accounts payable.
Investing Activities
For the six months ended June 30, 2026, net cash provided by investing activities was $17,322 thousand, consisting primarily of proceeds of $40,384 thousand from sales of our marketable securities, partially offset by purchases of $18,170 thousand in marketable securities and $4,892 thousand in fixed assets purchases.

For the six months ended June 30, 2025, net cash used in investing activities was $5,879 thousand, consisting primarily of purchases of $20,477 thousand in marketable securities and $2,311 thousand in fixed assets purchases, partially offset by cash proceeds of $16,909 thousand from sales of our marketable securities.
Financing Activities
For the six months ended June 30, 2026, net cash provided by financing activities was $17 thousand, resulting from proceeds of $15,000 thousand from debt issuance and proceeds of $524 thousand from exercise of common stock options, partially offset by payments of $15,000 thousand of payments of long-term debt and $507 thousand of payments of debt issuance and extinguishment costs.
For the six months ended June 30, 2025, net cash provided by financing activities was $38,084 thousand, consisting of proceeds of $39,553 thousand from the issuance and sale of shares of our Series E convertible preferred stock, proceeds of $362 thousand from the exercise of warrants for our Series Seed preferred stock and proceeds of $151 thousand from the exercise of common stock options, partially offset by $1,982 thousand of payments of deferred IPO costs.
Contractual Obligations and Commitments
Our contractual commitments will have an impact on our future liquidity. These commitments include future payments on our Loan Agreement, future payments on facility leases and certain royalty obligations. Where applicable, we calculate our obligation based on termination fees that can be paid to exit the contract.
Debt
The principal outstanding under the Loan Agreement was $15,000 thousand as of June 30, 2026, however, we are required to make monthly payments of interest only through July 1, 2029 followed by twenty-four equal monthly installments of principal plus accrued interest. The unpaid balance of principal and accrued interest is due on the maturity date.
Leases
We have entered into an operating lease for office space in Michigan. The lease has a five-year term, which commenced in July 2021 and is renewable for one additional five-year term upon expiration, and was renewed in April 2026. We have also entered into an operating lease for warehouse space in California. The lease has a three-year term, which commenced in March 2025 and is renewable for one additional one-year term upon expiration. In April 2026, we entered into a new lease, which includes the construction of a new commercial building in Michigan that is expected to be substantially completed around the fourth quarter of 2027, which we intend to use as our corporate headquarters. As of June 30, 2026, the operating lease obligations under these operating leases were $71 thousand.
Royalties
On October 22, 2020, we entered into a software license agreement with Genesis Software Innovations, LLC (“Genesis Software”), which was amended and restated on January 1, 2023, and subsequently amended and restated on June 10, 2025 (as amended and restated, the “License Agreement”), pursuant to which we are required to pay Genesis Software certain payments, including royalty payments, until such time we have paid Genesis Software an aggregate of $7,000 thousand under the License Agreement. As of June 30, 2026, we have paid an aggregate of $7,000 thousand of the total $7,000 thousand, including royalties of $666 thousand and $398 thousand in the three months ended June 30, 2026 and 2025, respectively.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary risk associated with fluctuating interest rates is related to our debt. The Term Loan bears interest at an annual rate equal to the greater of the prime rate less 0.75% and 5.00%. Under the terms of the Loan Agreement, the prime rate is equal to the prime rate as reported in The Wall Street Journal. In addition, we hold cash and cash equivalents as well as marketable securities, all of which may generate interest income. The primary objectives of our investment activities are to preserve principal and provide liquidity. Since our results of operations are not dependent on investments, we believe the risk associated with fluctuating interest rates is limited. We do not believe that a hypothetical 10% increase or decrease in interest rates during any of the periods presented would have had a material negative effect on our unaudited condensed financial statements included elsewhere in this Quarterly Report considering the balance of outstanding debt compared to the balance of marketable securities on the Company’s condensed balance sheets. We do not currently use or plan to use financial derivatives in our investment portfolio and we do not currently engage in hedging transactions to manage our exposure to interest rate risk.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may be party to legal proceedings that arise in the ordinary course of our business, some of which may be covered by insurance. Except for the description of legal proceedings disclosed in Note 8 to our unaudited condensed financial statements, which is incorporated herein by reference, management believes that we do not have any pending legal proceedings that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows. No material legal proceedings were terminated, settled or otherwise resolved during the three months ended June 30, 2026.
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
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On June 12, 2026, Robert Ball, Chief Executive Officer and Executive Chairman, adopted a trading plan intended to satisfy Rule 10b5-1(c), to sell up to 100,000 shares of our common stock between September 11, 2026 and June 12, 2027, subject to certain conditions.
Item 6. Exhibits
(a)Exhibits.
The following documents are filed as exhibits to this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Shoulder Innovations, Inc.	8-K	001-42771	3.1	8/4/2025
3.2	Amended and Restated Bylaws of Shoulder Innovations, Inc.	8-K	001-42771	3.2	8/4/2025
10.1^	Loan and Security Agreement, dated as of June 26, 2026, by and between Shoulder Innovations, Inc. and Stifel Bank.					*
10.2	Second Amendment to Lease Agreement, dated as of April 16, 2026, by and between Shoulder Innovations, Inc. and Steele Ave LLC.					*
10.3^	Lease Agreement, dated as of April 13, 2026, by and between Shoulder Innovations, Inc. and Ventura Office Park Lot #8, LLC.					*
10.4	Shoulder Innovations, Inc. Amended and Restated Non-Employee Director Compensation Program.					*
10.5	Shoulder Innovations, Inc. Director Compensation Deferral Plan and Form of Irrevocable Election Notice.					*
10.6	Form of Deferred Stock Unit Award Agreement under 2025 Incentive Award Plan.					*
10.7	Form of Deferred Stock Unit Award Agreement (Cash Retainers) under 2025 Incentive Award Plan.					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

__________________
* Filed herewith.
^ Pursuant to Item 601(a)(5) of Regulation S-K, the Registrant has omitted schedules (or similar attachments) to this exhibit. The Registrant agrees to furnish supplementally a copy of the omitted schedules (or similar attachments) to the SEC upon request.
** The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of Shoulder Innovations, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOULDER INNOVATIONS, INC.

Date:	August 6, 2026	By:	/s/ Robert Ball
Robert Ball
Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

August 6, 2026	By:	/s/ Jeffrey Points
Jeffrey Points
Chief Financial Officer
(Principal Financial Officer)