Form 10-Q
period 2026-09-30
SHOULDER INNOVATIONS, INC.
filed 2026-11-05
CIK 1699350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐ No ☒
As of October 29, 2026, there were 20,922,587 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (this “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including but not limited to statements regarding our future results of operations and financial condition, our business plans and strategy, the potential market size, market trends and growth opportunities for our products, macroeconomic and geopolitical conditions, and the sufficiency of our cash balances, working capital and cash generated from our operations, investing and financing activities for future liquidity and capital resource needs, may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 10, 2026 (the “2025 Annual Report”). The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Shoulder Innovations, Inc.
Condensed Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

Part I. Financial Information
Item 1. Financial Statements (unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$36,416	$26,871
Marketable securities	55,918	97,434
Trade accounts receivable, net of allowance for credit losses	9,286	8,268
Inventories, net	24,380	21,591
Prepaid expenses	2,590	1,518
Other current assets	2,494	1,483
Total current assets	131,084	157,165
Property and equipment, net	13,768	12,532
Operating lease right-of-use asset	60	110
Other assets	648	—
Intangible assets, net	14	100
Total assets	$145,574	$169,907
Liabilities, convertible preferred stock, and stockholders’ equity
Current liabilities
Accounts payable ($1,005 and $1,220 to related parties, respectively)	$4,560	$8,874
Current operating lease obligations	37	62
Accrued liabilities ($0 and $575 to related parties, respectively)	7,679	5,259
Total current liabilities	12,276	14,195
Long-term liabilities
Long-term debt	14,848	14,911
Other long-term liabilities	24	51
Total long-term liabilities	14,872	14,962
Total liabilities	$27,148	$29,157
Commitments and contingencies (note 8)
Stockholders’ equity
Common stock, $0.001 par value, 730,000,000 shares authorized and 20,922,204 and 20,623,457 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	$21	$21
Preferred stock, $0.001 par value, 20,000,000 shares authorized and no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	241,506	238,012
Accumulated deficit	(122,980)	(97,400)
Accumulated other comprehensive income (loss)	(121)	117
Total stockholders’ equity	118,426	140,750
Total liabilities, convertible preferred stock, and stockholders’ equity	$145,574	$169,907
See accompanying notes to unaudited condensed financial statements.

Shoulder Innovations, Inc.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net revenue	$16,191	$11,756	$50,074	$32,901
Cost of goods sold	3,486	2,795	10,942	7,756
Gross profit	12,705	8,961	39,132	25,145
Selling, general and administrative expenses (includes $519, $1,066, $2,620 and $2,802 to related parties, respectively)	17,137	15,077	55,431	38,428
Research and development expenses (includes $2,651, $1,145, $8,361 and $3,440 to related parties, respectively)	3,165	1,525	10,310	4,514
Operating loss	(7,597)	(7,641)	(26,609)	(17,797)
Other (income) expense
Interest (income) expense, net	(574)	78	(1,683)	661
Change in fair value of convertible notes, net	—	2,217	—	2,217
Change in fair value of Series E purchase option	—	—	—	11,719
Loss on extinguishment of debt	—	—	589	—
Other (income) expense, net	25	(1,207)	65	193
Total other (income) expense	(549)	1,088	(1,029)	14,790
Loss before income tax expense	(7,048)	(8,729)	(25,580)	(32,587)
Income tax expense	—	—	—	—
Net loss	$(7,048)	$(8,729)	$(25,580)	$(32,587)

Other comprehensive loss, net
Unrealized loss on marketable securities	(17)	(43)	(238)	(158)
Total other comprehensive loss, net	(17)	(43)	(238)	(158)
Comprehensive loss	$(7,065)	$(8,772)	$(25,818)	$(32,745)

Net loss per share attributed to common stock – basic and diluted
Net loss per share	$(0.34)	$(0.64)	$(1.23)	$(7.00)
Weighted average shares outstanding
Weighted average common shares outstanding – basic and diluted	20,844,461	13,604,556	20,745,098	4,652,825
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

Shoulder Innovations, Inc.
Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except shares and per share amounts)

Balance, December 31, 2025	$—	20,623,457	$21	$238,012	$117	$(97,400)	$140,750
Issuance of common stock	—	79,702	—	101	—	—	101
Stock-based compensation expense	—	—	—	726	—	—	726
Net loss	—	—	—	—	—	(8,379)	(8,379)
Other comprehensive income (loss), net	—	—	—	—	(181)	—	(181)
Balance, March 31, 2026	$—	20,703,159	$21	$238,839	$(64)	$(105,779)	$133,017
Issuance of common stock	—	119,313	—	423	—	—	423
Stock-based compensation expense	—	—	—	1,081	—	—	1,081
Net loss	—	—	—	—	—	(10,153)	(10,153)
Other comprehensive income (loss), net	—	—	—	—	(40)	—	(40)
Balance, June 30, 2026	$—	20,822,472	$21	$240,343	$(104)	$(115,932)	$124,328
Issuance of common stock	—	99,732	—	215	—	—	215
Stock-based compensation expense	—	—	—	948	—	—	948
Net loss	—	—	—	—	—	(7,048)	(7,048)
Other comprehensive income (loss), net	—	—	—	—	(17)	—	(17)
Balance, September 30, 2026	$—	20,922,204	$21	$241,506	$(121)	$(122,980)	$118,426
See accompanying notes to unaudited condensed financial statements.

Shoulder Innovations, Inc.
Condensed Statements of Cash Flows
(Unaudited)
(amounts in thousands)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities
Net loss	$(25,580)	$(32,587)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,382	2,228
Amortization of debt discounts	135	190
Stock-based compensation expense	2,825	615
Realized (gain) loss on marketable securities	65	(402)
Change in fair value of warrant liabilities and Series E purchase option	—	11,975
Change in fair value of convertible notes, net	—	2,216
Loss on extinguishment of debt	589	—
Other	393	166
Change in operating assets and liabilities
Trade accounts receivable	(1,346)	(2,060)
Inventory	(2,789)	(5,403)
Prepaid expenses	(1,072)	(1,279)
Accounts payable	(3,419)	1,789
Other current assets and liabilities	675	2,723
Net cash used in operating activities	(26,142)	(19,829)
Cash flows from investing activities
Fixed asset purchases	(5,478)	(5,126)
Purchases of marketable securities	(18,170)	(95,582)
Sales of marketable securities	59,103	22,393
Net cash provided by (used in) investing activities	35,455	(78,315)
Cash flows from financing activities
Proceeds from exercise of common stock options	739	688
Proceeds from exercise of preferred stock warrants	—	455
Proceeds from Series E convertible preferred stock, net of issuance cost	—	39,508
Proceeds from the issuance of convertible notes, net of issuance costs	—	39,863
Payments of long-term debt	(15,000)	—
Proceeds from debt issuance	15,000	—
Payments of debt issuance and extinguishment costs	(507)	—
Proceeds from IPO, net of commissions and issuance costs	—	66,441
Net cash provided by financing activities	232	146,955
Net change in cash for period	9,545	48,811
Cash and cash equivalents, beginning of period	26,871	6,123
Cash and cash equivalents, end of period	$36,416	$54,934
Supplemental cash flows information
Cash paid for interest	$1,499	$1,281
Non-cash investing and financing activities
Series E second tranche right equity conversion	—	11,937
Preferred stock warrant liability equity conversion	—	589
Preferred stock warrant liability equity conversion on completion of IPO	—	637

Shoulder Innovations, Inc.
Condensed Statements of Cash Flows
(Unaudited)
(amounts in thousands)

Conversion of redeemable convertible preferred stock into common stock on completion of IPO	—	126,964
Conversion of convertible notes into common stock on completion of IPO	—	42,156
Unpaid IPO offering costs included in accounts payable and accrued liabilities	—	2,229
Fixed asset purchases included in accounts payable	$205	$754
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
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Certain information and note disclosures included in the Company’s audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited annual financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 10, 2026. There have been no material changes in our significant accounting policies as described in our audited annual financial statements for the year ended December 31, 2025. In the opinion of management, these unaudited condensed financial statements reflect all adjustments, including those of a normal and recurring nature, which are necessary for a fair presentation of the results for the interim period presented.
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
Initial Public Offering
On August 1, 2025, the Company closed its initial public offering (“IPO”), and issued 5,000,000 shares of common stock at a public offering price of $15.00 per share. The Company received net proceeds of approximately $64,212, after deducting underwriting discounts and commissions and offering expenses. Immediately prior to the closing of the IPO, all outstanding shares of convertible preferred stock and $40,000 in aggregate principal amount of convertible notes converted into 15,176,862 shares of common stock. In connection with the closing of the IPO, on August 1, 2025, the Company amended and restated its certificate of incorporation to authorize the issuance of up to 730,000,000 shares of common stock, par value $0.001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share.
New Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The update requires all public business entities on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold and an explanation, if not otherwise evident, of the individual reconciling items disclosed, such as the nature, effect, and underlying causes of the reconciling items and the judgment used in categorizing the reconciling items. In addition, the update requires certain new disclosures of the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid (net of refunds received). Other new disclosures required include income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign taxes. The new guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments are to be applied on a prospective basis, with retrospective application permitted. As an emerging growth company that has not opted out of the extended transition period for complying with new or revised financial accounting

Shoulder Innovations, Inc.
Notes to the Unaudited Condensed Financial Statements
(in thousands, except share, per share data and percentages)
standards, the amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2025. The Company is currently evaluating the impact of the new standard on its financial statements and related disclosures.
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
2. Fair Value Measurements
The fair value of marketable securities as of September 30, 2026 and December 31, 2025 are summarized below:

	September 30, 2026
	Level 1	Level 2	Level 3
Assets:
Cash Equivalents
Money market funds	$1,381	$—	$—
Short-term marketable securities at fair value
U.S. treasury and government agencies	40,756	—	—
Corporate and international bonds	—	15,162	—
Total	$42,137	$15,162	$—

	December 31, 2025
	Level 1	Level 2	Level 3
Assets:
Cash Equivalents
Money market funds	$11,799	$—	$—
Short-term marketable securities at fair value
U.S. treasury and government agencies	76,678	—	—
Corporate and international bonds	—	20,756	—
Total	$88,477	$20,756	$—
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

Shoulder Innovations, Inc.
Notes to the Unaudited Condensed Financial Statements
(in thousands, except share, per share data and percentages)

	September 30, 2025
	Preferred stock warrant liability	Series E purchase option
Balance, January 1, 2025	$970	$—
Additions	—	218
Change in fair value	256	11,719
Exercises	(589)	(11,937)
Conversion to equity upon IPO	$(637)	$—
Balance, September 30, 2025	$—	$—
The preferred stock warrants and the Series E purchase option were valued under the Black-Scholes option pricing model, which considers the estimated volatility of the Company’s equity at the date of measurement based on selected metrics of applicable volatility calculations from guideline public companies. The remeasurement of the convertible preferred stock warrant liability resulted in $256 being recognized as other expense, net for the nine months ended September 30, 2025. The remeasurement of the Series E purchase option resulted in $11,719 recognized as an increase in fair value of Series E purchase option for the nine months ended September 30, 2025.
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
3. Accrued Liabilities
Accrued liabilities consist of the following:

	September 30, 2026	December 31, 2025
Commissions payable	$1,739	$1,401
Accrued legal fees	248	236
Accrued payroll	3,793	1,776
Accrued royalties	731	1,074
Other	1,168	772
Accrued liabilities	$7,679	$5,259
4. Related Party Transactions
On October 22, 2020, the Company entered into a software license agreement with Genesis Software Innovations, LLC (“Genesis Software”), which was amended and restated on January 1, 2023, and subsequently amended on June 10, 2025 (the “License Agreement”). Robert Ball, the Company’s Chief Executive Officer and Executive Chairman, is a co-founder and director of Genesis Software. Mr. Ball and Matthew Ahearn, the Company’s Chief Operating Officer and a director, are directors of Genesis Investment Holdings, LLC, which has an ownership interest in Genesis Software. The License Agreement has a 5-year term and required an upfront payment of $1,000, an incremental $500 payment when Food and Drug Administration clearance was obtained, and quarterly payments of royalties equal to 4% of the net sales price of each licensed product sold, until such time we have paid Genesis Software an aggregate of $7,000 under the License Agreement. As of September 30, 2026, the Company has made all payments under the License Agreement and has no future payment obligations pursuant to the agreement. For the three and nine months ended September 30, 2026, the

Shoulder Innovations, Inc.
Notes to the Unaudited Condensed Financial Statements
(in thousands, except share, per share data and percentages)
Company paid Genesis Software $415 and $1,656, respectively, pursuant to the License Agreement. For the three and nine months ended September 30, 2025, the Company paid Genesis Software $433 and $1,174, respectively, pursuant to the License Agreement. Amounts owed under the agreement of $0 and $575 are included in accrued liabilities on the condensed balance sheets at September 30, 2026, and December 31, 2025, respectively.
For the three and nine months ended September 30, 2026, the Company paid $1,665 and $5,995, respectively, for software development to Genesis Software. For the three and nine months ended September 30, 2025, the Company paid $302 and $1,326, respectively for software development to Genesis Software. Amounts payable of $549 and $863 are included in accounts payable on the condensed balance sheets at September 30, 2026 and December 31, 2025, respectively.
The Company has entered into a consulting agreement with Genesis Innovation Group, an entity under common ownership. The consulting agreement is currently on a year-to-year basis. The agreement requires compensation for services performed. If services performed are on an hourly basis, the Company shall be responsible to pay for hours actually worked by the consultant’s employees. The Company will reimburse the consultant for all reasonable expenses incurred in connection with performing services for the Company. For the three and nine months ended September 30, 2026, the Company paid Genesis Innovation Group $1,305 and $3,704, respectively. For the three and nine months ended September 30, 2025, the Company paid Genesis Innovation Group $1,093 and $3,388, respectively. Amounts payable of $456 and $357 are included in accounts payable on the condensed balance sheets at September 30, 2026 and December 31, 2025, respectively.
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
On March 4, 2025, Genesis Investment Holdings, LLC exercised 988,999 Series Seed warrants resulting in proceeds of $83.
For the three and nine months ended September 30, 2025, 250,000 and 1,000,000 Series B warrants were exercised, resulting in proceeds of $93 and $372, respectively.
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

Shoulder Innovations, Inc.
Notes to the Unaudited Condensed Financial Statements
(in thousands, except share, per share data and percentages)
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted net loss per share calculations for the three and nine months ended September 30, 2026 and 2025 (in thousands, except par value, share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net loss	$(7,048)	$(8,729)	$(25,580)	$(32,587)
Basic and diluted weighted average shares outstanding	20,844,461	13,604,556	20,745,098	4,652,825
Net loss attributable to common shareholders, basic and diluted	$(0.34)	$(0.64)	$(1.23)	$(7.00)
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	September 30, 2026	September 30, 2025
Common options	2,588,666	1,457,687
Common warrants	43,578	104,984
Restricted stock units	25,230	—
Total	2,657,474	1,562,671
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
All revenue for the three and nine months ended September 30, 2026 and 2025 was generated from customers located in the United States. No customers represent 10% or more of the Company’s net revenue for the three and nine months ended September 30, 2026 and 2025. The measure of segment assets is reported on the condensed balance sheets as total assets.
The table below is a summary of the segment net loss and total net loss, including significant segment expenses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net revenue	$16,191	$11,756	$50,074	$32,901
Cost of goods sold	3,486	2,795	10,942	7,756
Gross profit	12,705	8,961	39,132	25,145
Operating expenses:
General and administrative	6,610	7,703	24,171	18,736
Sales and marketing	9,074	6,248	26,697	16,430
Medical education	1,453	1,126	4,563	3,262
Research and development	3,165	1,525	10,310	4,514
Total other (income) expense	(549)	1,088	(1,029)	14,790
Segment net loss and total net loss	$(7,048)	$(8,729)	$(25,580)	$(32,587)

Shoulder Innovations, Inc.
Notes to the Unaudited Condensed Financial Statements
(in thousands, except share, per share data and percentages)
Depreciation expense for the three and nine months ended September 30, 2026 totaled $1,117 and $3,282, respectively. Depreciation expense of $1,094 and $3,214 for instruments is in sales and marketing and $23 and $68 for computer equipment, furniture and fixtures, and leasehold improvements are included in general and administrative expenses in the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2026, respectively. Depreciation expense for the three and nine months ended September 30, 2025 totaled $768 and $2,003, respectively. Depreciation expense of $744 and $1,942 for instruments is in sales and marketing and $24 and $61 for computer equipment, furniture and fixtures, and leasehold improvements are included in general and administrative expenses in the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2025, respectively.
Amortization expense related to the License Agreement for the three and nine months ended September 30, 2026, totaled $0 and $100, respectively. Amortization expense related to the License Agreement for the three and nine months ended September 30, 2025 totaled $75 and $225, respectively. Amortization expense is included in general and administrative expense.
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
On February 28, 2024, the Company filed a complaint against Catalyst Orthoscience Inc. (“Catalyst”) in United States District Court for the District of Delaware (the “Court”) claiming the infringement of certain of the Company’s patents through Catalyst’s making, using, selling, offering for sale in the United States, and/or importing into the United States, reverse shoulder systems. In response to the Company’s lawsuit, on March 20, 2024, Catalyst filed a counterclaim with the Court claiming the infringement by the Company of a Catalyst patent in certain of the Company’s products. The Company and Catalyst entered into a settlement agreement, effective as of September 2, 2026, to resolve the patent infringement claims that were the subject of the Catalyst litigation. On September 23, 2026, the Company and Catalyst jointly filed a stipulation of dismissal, which was entered by the Court on September 23, 2026.
9. Debt
On July 21, 2025, the Company amended the Trinity Loan and Security Agreement (the “Trinity Loan Agreement”) to extend the commitment date of the second and third tranches as follows: (i) a $15,000 draw from before December 31, 2024 to before December 31, 2025 and to extend the commitment date of the tranche (ii) a $15,000 draw from before December 31, 2025 to before December 31, 2026. The interest rate on the instrument was amended from a floor of 11.5% to 11.0%, along with increasing the interest only period from an initial term of 48-months to 60-months. Additionally, warrants originally vesting upon the funding of the third tranche draw were cancelled and are no longer outstanding.
On June 26, 2026, the Company entered into a Loan and Security Agreement (the “Loan Agreement”), by and between the Company, as borrower, and Stifel Bank, as lender (the “Lender”). The Loan Agreement provides for (i) a senior secured term loan in the aggregate principal amount of $15,000 (the “Term Loan”) and (ii) a senior secured asset-based revolving line of credit in the aggregate principal amount of $30,000, which, subject to certain conditions, may be increased by $5,000 at the Company’s request (the “Revolving Facility”). Proceeds from the Loan Agreement were used to pay off the term loan outstanding under the Trinity Loan Agreement. The Trinity Loan Agreement was terminated on June 26, 2026.

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
The Loan Agreement contains customary affirmative and negative covenants and covenants limiting the ability of the Company to, among other things, incur debt, grant liens, pay dividends and distributions on capital stock, and make investments and acquisitions, in each case subject to exceptions customary for secured financings. As of September 30, 2026, the Company was in compliance with all covenants contained in the Loan Agreement.
As of September 30, 2026, there was $15,000 in outstanding borrowings under the Term Loan and no outstanding borrowings under the Revolving Facility.
For the nine months ended September 30, 2026, the Company recognized $589 of loss on extinguishment of debt as a result of repaying the Trinity Loan Agreement, of which $269 was related to write-off of unamortized debt discount and issuance cost and $320 was related to a prepayment premium and end of term payment. The Company also incurred $187 of debt issuance costs related to the Loan Agreement.
On July 18, 2025, the Company issued $40,000 aggregate principal amount of convertible notes. The convertible notes were to mature on September 1, 2028 and accrue interest at a rate of 5.0% per annum through June 30, 2026, at which time the interest rate was to increase to 10.0% per annum. Upon the consummation of the IPO by the Company prior to the maturity date, the convertible notes automatically converted into a number of shares of common stock equal to the outstanding principal amount of the notes and any accrued interest divided by the applicable conversion price. The conversion price was the lower of (i) a 20.0% discount to the IPO price and (ii) $280,000 divided by the number of fully diluted shares of capital stock (on an as-converted basis) outstanding immediately prior to the IPO but excluding the convertible notes (the “IPO Capitalization”); provided that, in no event shall such conversion price be less than the quotient obtained by dividing $210,000 by the IPO Capitalization. Upon a liquidation event, the holders of the convertible notes received a cash payment equal to the sum of 1.3 times the outstanding principal amount of the convertible notes plus any accrued interest. The Company recognized a $9,952 loss related to the issuance of the convertible notes. Refer to Note 2, Fair Value Measurements, for discussion regarding the valuation of the convertible notes.
On August 1, 2025 the convertible notes and accrued interest converted into 2,810,428 shares of common stock. The Company recognized a $7,739 gain upon the conversion of the convertible notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed financial statements and accompanying notes, which appear elsewhere in this Quarterly Report. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”), including our audited financial statements for the year ended December 31, 2025 and related notes as disclosed in our 2025 Annual Report, which discusses our business and related risks in greater detail, as well as subsequent reports we file with the SEC from time to time, for additional information. The section titled “Risk Factors” contained in Part I, Item 1A of the Company’s 2025 Annual Report and similar discussions in our other SEC filings, also describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Quarterly Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.
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
Key Business Metrics
We regularly review a number of operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. We believe that the number of implant systems sold is a useful indicator of our ability to drive demand for our implant systems, generate net revenue and expand our business. The following table sets forth the number of implant systems sold in each of the three-month periods indicated:

	Mar. 31, 2024	June 30, 2024	Sept. 30, 2024	Dec. 31, 2024	Mar. 31, 2025	June 30, 2025	Sept. 30, 2025	Dec. 31, 2025	Mar. 31, 2026	June 30, 2026	Sept. 30, 2026
Implant systems sold	971	1,121	1,037	1,220	1,443	1,503	1,584	1,976	2,184	2,238	2,126
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
•Continued investments in product development, innovation and growth. We expect to continue to focus on long-term revenue growth through investments in our ecosystem and expansion of our operations. In research and development, we continually invest in improving our technologies, developing new products and further expanding our cleared indications. For example, we began using ProVoyance in 2021 and have developed a product line to include certain fracture indications and commercially launched the InSet 70 in September of 2025. In December 2025, the Company announced the development of a robotics platform to design a transformative shoulder-specific micro-robotic solution designed to further enhance shoulder surgical precision, workflow efficiency, and enable exciting, new clinical approaches in the aTSA and rTSA markets. The robotic solution, known as InSet Neo, is designed to be integrated with the Company’s ProVoyance platform to deliver a comprehensive technology solution. We are planning FDA submission for InSet Neo in the first half of 2027. We are also evaluating expansion into adjacent areas in shoulder surgical care, which may include sports medicine and shoulder trauma markets. In January 2026, we received FDA 510(k) clearance for products designed for patients with metal sensitivity and products that expand our I-Series humeral stem product line to include additional fracture indications. In April 2026, we announced the full commercial launch of the InSet™ I-135RFX Humeral Stem. In September 2026, the Company received FDA 510(k) clearance for the N-22 Humeral Head, a titanium implant option for metal hypersensitivity, and the Company announced the product’s full commercial launch and a partnership with ALM Ortho Inc. to introduce a bespoke implant for the treatment of severe deformity and complex revision cases. In the third quarter of 2026, we commenced a limited user release for a new subscapularis sparing technique. We have filed a 510(k) with the FDA related to additive manufacturing of certain products, which will add additional supply chain capacity and cost reductions of up to 30% on certain products beginning in 2027. With a new version of ProVoyance now in place, we expect to commence a limited user release of the InSet Clutch guide system in the first quarter of 2027. We completed the first surgical cases using our streamlined InSet anatomic glenoid implant, the InSet Go, in October 2026, which is designed to further reduce surgical steps. Additionally, we are targeting FDA submission in 2027 for a new concept for reverse procedures, branded InSet One, a patient-matched, additively manufactured iteration of our InSet Reverse solution, purpose-built for our risk-based approach to preoperative planning. We anticipate we will continue to invest significantly in product development, including with respect to our supporting technologies, in order to further bolster our ecosystem. While research and development are time consuming and costly and therefore negatively impact our results of operations in the near term, we believe expanding into new areas, implementing product improvements and continuing to demonstrate the efficacy, safety and cost effectiveness of our products through clinical data and surgeon education are all critical to increasing the adoption of our implant systems and to the success of our business over the long term. Our clinical data collection efforts within the registry are ahead of our expectations. As we expand our operations in line with our anticipated growth, we will be required to maintain sufficient levels of inventory and instrumentation to meet our estimated demand, which we expect will increase expenses.
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
The following table presents a reconciliation of Adjusted EBITDA to the most comparable GAAP financial measure, net loss, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(unaudited)
	(in thousands)
Net loss	$(7,048)	$(8,729)	$(25,580)	$(32,587)
Interest (income) expense, net	(574)	78	(1,683)	661
Income tax expense	—	—	—	—
Loss on extinguishment of debt	—	—	589	—
Depreciation and amortization expense	1,117	843	3,382	2,228
Stock-based compensation expense	1,018	298	2,825	615
Adjusted EBITDA	$(5,487)	$(7,510)	$(20,467)	$(29,083)
Components of Our Results of Operations
Net Revenue
We currently derive our net revenue from the sale of our aTSA and rTSA implant systems, which generally consist of our InSet Glenoid and humeral stem products. We sell our implants to hospitals, outpatient centers and ASCs in the United States through a dedicated commercial leadership team and a network of external independent distributors. Net revenue is recognized when the performance obligation to deliver these implant systems to our customers is satisfied and we transfer control of the implants to our customers, which is generally when we have received a purchase order and appropriate notification that the procedure has been used or implanted. Revenue is recognized in the amount of the consideration received net of any sales taxes that we expect to collect from customers. Shipping and handling costs charged to customers are included in revenue. Our average sales price for our implant systems was $7,616 and $7,465 for the three months ended September 30, 2026 and 2025, respectively. Our average sales price for our implant systems was $7,647 and $7,278 for the nine months ended September 30, 2026 and 2025, respectively. No single customer accounted for more than 10% of our net revenue during the three or nine months ended September 30, 2026 and 2025, respectively. We expect our net revenue to increase for the foreseeable future as we expand our commercial organization, add new customers, expand our sales territories, introduce new products, as existing customers perform more procedures using our systems and as we generally expand awareness of our systems with new and existing customers. While industry trends have resulted in increased downward pricing pressure on medical services and products, we have not experienced a material impact on our net revenue to date; however, we cannot assure you that our net revenue will not be impacted in the future by these industry trends. Our net revenue may fluctuate from quarter to quarter due to a variety of factors, such as the size and success of our dedicated commercial leadership team, the number of hospitals and physicians who are aware of and use our systems and seasonality.

Cost of Goods Sold, Gross Profit and Gross Margin
Cost of Goods Sold
Cost of goods sold consists primarily of the cost of components, packaging and sterilization, and obsolete inventory adjustments. Our systems are manufactured to our specifications primarily by third-party suppliers in the United States and are generally ordered on a purchase order basis. Cost of goods sold is recognized at the time the related revenue is recognized. Prior to use in surgery, the cost of our products is recorded as inventories, net of obsolescence reserve on our condensed balance sheets. Cost of goods sold does not include depreciation expense for instruments, which is included in selling, general and administrative expenses. Depreciation expense for instruments was $1,094 thousand and $744 thousand for the three months ended September 30, 2026 and 2025, respectively. See Note 7 to our unaudited condensed financial statements included elsewhere in this Quarterly Report for additional information. We expect cost of goods sold to increase as our net revenue increases and more of our implant systems are sold.

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
We expect our selling, general and administrative expenses to continue to increase for the foreseeable future as we continue to grow our business and increase our utilization of internal and external resources within our commercial organization. As we continue to invest in growth, we will be required to maintain significant levels of instrumentation, which we expect to increase our selling, general and administrative expenses. Furthermore, the royalty payments made pursuant to our License Agreement will increase as our net revenue increases. Additionally, we anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with being a public company, compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs. We also expect to see an increase in our stock-based compensation expense to the extent of grants in the form of restricted stock units or options.
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
Other (Income) Expense
Our other (income) expense consists of (i) interest (income) expense, net, (ii) change in fair value of Series E purchase option, (iii) change in fair value of convertible notes, net, (iv) loss on extinguishment of debt, and (v) other (income) expense, net.
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
Loss on Extinguishment of Debt
Loss on extinguishment of debt consists of unamortized deferred financing fees, prepayment premium, and an unrecognized end of term payment amount under the Trinity Loan Agreement.
Other (Income) Expense, Net
Other (income) expense, net consists primarily of adjustment in the fair market value of marketable securities and change in fair value of warrant liabilities.
Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following table sets forth the components of our statements of operations for the periods presented below:

	Three Months Ended September 30,		Change
	2026	2025	$	%

	(unaudited)
	($ in thousands)
Net revenue	$16,191	$11,756	$4,435	37.7%
Cost of goods sold	3,486	2,795	691	24.7%
Gross profit	12,705	8,961	3,744	41.8%
Operating expenses:
Selling, general and administrative expenses(1)	17,137	15,077	2,060	13.7%
Research and development expenses	3,165	1,525	1,640	107.5%
Total operating expenses	20,302	16,602	3,700	22.3%
Operating loss	(7,597)	(7,641)	44	0.6%
Other (income) expense
Interest (income) expense, net	(574)	78	(652)	(835.9)%
Change in fair value of convertible notes, net	—	2,217	(2,217)	(100.0)%
Other (income) expense, net	25	(1,207)	1,232	102.1%
Total other (income) expense	(549)	1,088	(1,637)	(150.5)%
Loss before income tax expense	(7,048)	(8,729)	1,681	19.3%
Income tax expense	—	—	—	*
Net loss	$(7,048)	$(8,729)	$1,681	19.3%
_______________
(1)Includes stock-based compensation expense of $1,018 thousand and $298 thousand for the three months ended September 30, 2026 and 2025, respectively.
*Not meaningful
Net Revenue. Net revenue increased $4,435 thousand, or 37.7%, to $16,191 thousand for the three months ended September 30, 2026, compared to $11,756 thousand for the three months ended September 30, 2025. The increase in net revenue was due to an increase in the number of implant systems sold, as well as an increase in the number of customers.
Cost of Goods Sold and Gross Margin. Cost of goods sold increased $691 thousand, or 24.7%, to $3,486 thousand for the three months ended September 30, 2026, compared to $2,795 thousand for the three months ended September 30, 2025. This increase in cost of goods sold was primarily due to the increase in the number of our systems sold. Gross margin for the three months ended September 30, 2026 increased to 78.5%, compared to 76.2% for the three months ended September 30, 2025.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2,060 thousand, or 13.7%, to $17,137 thousand for the three months ended September 30, 2026, compared to $15,077 thousand for the three months ended September 30, 2025. This increase in selling, general and administrative expenses was primarily due to a $2,604 thousand increase in personnel-related expenses as a result of increased headcount of our commercial organization, a $721 thousand increase in commissions and sales related costs due to higher sales of our systems, a $720 thousand increase in stock-based compensation expense, a $417 thousand increase in general corporate costs such as information technology, business development and insurance costs, and a $274 thousand increase in depreciation primarily of surgical instruments, partially offset by lower legal costs of $2,676 thousand primarily driven by lower litigation-related expenses.
Research and Development Expenses. Research and development expenses increased $1,640 thousand, or 107.5%, to $3,165 thousand for the three months ended September 30, 2026, compared to $1,525 thousand for three months ended September 30, 2025. The increase in research and development expenses was due to our investment in new product development efforts, including an increase in external consulting fees of $1,363 thousand primarily related to the robotic platform strategic partnership.
Interest (Income) Expense, Net. Interest income, net increased $652 thousand, or 835.9%, to interest income, net of $574 thousand for the three months ended September 30, 2026, compared to interest expense, net of $78 thousand for the three months ended September 30, 2025. This increase in interest expense, net was due to higher interest earned on marketable securities and lower interest expense related to long-term debt.
Change in fair value of convertible notes, net. Change in fair value of convertible notes, net was $0 thousand for the three months ended September 30, 2026, compared to $2,217 thousand for the three months ended September 30, 2025. The convertible notes were entered into during the third quarter of 2025 and converted into shares of the Company’s common stock upon completion of the Company’s IPO and the increase resulted from recognition of the fair value change between issuance and the completion of the IPO. There were no convertible notes in 2026.
Other (Income) Expense, Net. Other expense, net increased by $1,232 thousand, or 102.1%, to $25 thousand for the three months ended September 30, 2026, compared to other income, net of $1,207 thousand for the three months ended September 30, 2025. This increase in other expense, net was due to an increase of $1,159 thousand related to changes in the fair value of our preferred stock warrant liability and an increase of $73 thousand in loss on marketable securities.
Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table sets forth the components of our statements of operations for the periods presented below:

	Nine Months Ended September 30,		Change
	2026	2025	$	%

	(unaudited)
	($ in thousands)
Net revenue	$50,074	$32,901	$17,173	52.2%
Cost of goods sold	10,942	7,756	3,186	41.1%
Gross profit	39,132	25,145	13,987	55.6%
Operating expenses:
Selling, general and administrative expenses(1)	55,431	38,428	17,003	44.2%
Research and development expenses	10,310	4,514	5,796	128.4%
Total operating expenses	65,741	42,942	22,799	53.1%
Operating loss	(26,609)	(17,797)	(8,812)	(49.5)%
Other (income) expense
Interest (income) expense, net	(1,683)	661	(2,344)	(354.6)%
Change in fair value of convertible notes, net	—	2,217	(2,217)	(100.0)%
Change in fair value of Series E purchase option	—	11,719	(11,719)	(100.0)%
Loss on extinguishment of debt	589	—	589	*
Other expense, net	65	193	(128)	(66.3)%
Total other (income) expense	(1,029)	14,790	(15,819)	(107.0)%
Loss before income tax expense	(25,580)	(32,587)	7,007	21.5%
Income tax expense	$—	$—	$—	*
Net loss	$(25,580)	$(32,587)	$7,007	21.5%

_______________
(1)Includes stock-based compensation expense of $2,825 thousand and $615 thousand for the nine months ended September 30, 2026 and 2025, respectively.
*Not meaningful
Net Revenue. Net revenue increased $17,173 thousand, or 52.2%, to $50,074 thousand for the nine months ended September 30, 2026, compared to $32,901 thousand for the nine months ended September 30, 2025. The increase in net revenue was due to an increase in the number of implant systems sold, as well as an increase in the number of customers.
Cost of Goods Sold and Gross Margin. Cost of goods sold increased $3,186 thousand, or 41.1%, to $10,942 thousand for the nine months ended September 30, 2026, compared to $7,756 thousand for the nine months ended September 30, 2025. This increase in cost of goods sold was primarily due to the increase in the number of our systems sold. Gross margin for the nine months ended September 30, 2026 increased to 78.1%, compared to 76.4% for the nine months ended September 30, 2025.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $17,003 thousand, or 44.2%, to $55,431 thousand for the nine months ended September 30, 2026, compared to $38,428 thousand for the nine months ended September 30, 2025. This increase in selling, general and administrative expenses was primarily due to a $8,916 thousand increase in personnel-related expenses as a result of increased headcount of our commercial organization, a $4,971 thousand increase in commissions and sales related costs due to higher sales of our systems, business development and insurance costs, a $2,210 thousand increase in stock-based compensation expense, a $1,153 thousand increase in depreciation primarily of surgical instruments and a $3,004 thousand increase in general corporate costs such as information technology, partially offset by lower legal costs of $3,251 thousand primarily driven by lower litigation-related expenses.
Research and Development Expenses. Research and development expenses increased $5,796 thousand, or 128.4%, to $10,310 thousand for the nine months ended September 30, 2026, compared to $4,514 thousand for the nine months ended September 30, 2025. The increase in research and development expenses was due to our investment in new product development efforts, including an increase in external consulting fees of $5,140 thousand primarily related to the robotic platform strategic partnership.
Interest (Income) Expense, Net. Interest income, net increased $2,344 thousand, or 354.6%, to interest income, net of $1,683 thousand for the nine months ended September 30, 2026, compared to interest expense, net of $661 thousand for the nine months ended September 30, 2025. This increase in interest income, net was due to higher interest earned on marketable securities and lower interest expense related to long-term debt.
Change in fair value of convertible notes, net. Change in fair value of convertible notes, net was $0 thousand for the nine months ended September 30, 2026, compared to $2,217 thousand for the nine months ended September 30, 2025. The convertible notes were entered into during the third quarter of 2025 and converted into shares of the Company’s common stock upon completion of the Company’s IPO and the increase resulted from recognition of the fair value change between issuance and the completion of the IPO. There were no convertible notes in 2026.
Change in Fair Value of Series E Purchase Option. Change in fair value of Series E purchase option was $0 for the nine months ended September 30, 2026, compared to $11,719 thousand for the nine months ended September 30, 2025. The Series E purchase option was issued in connection with the Company’s Series E preferred stock financing entered into during the first quarter of 2025 and the increase resulted from recognition of the fair value change between issuance and the exercise of the Series E preferred stock purchase option in June 2025. There was no purchase option in 2026.
Loss on Extinguishment of Debt. Loss on extinguishment of debt was $589 thousand for the nine months ended September 30, 2026 and resulted from repaying the Trinity Loan Agreement. There was no loss on extinguishment of debt in 2025.
Other Expense, Net. Other expense, net decreased by $128 thousand, or 66.3%, to $65 thousand for the nine months ended September 30, 2026, compared to other expense, net of $193 thousand for the nine months ended September 30, 2025. This decrease in other expense, net was due to a decrease of $256 thousand related to changes in the fair value of our preferred stock warrant liability, partially offset by an increase of $128 thousand in loss on marketable securities.

Liquidity and Capital Resources
To date, our primary sources of capital have been from net revenue received from the sale of our implant systems, the sale of common stock in our IPO, proceeds from private placements of our convertible preferred stock and debt financing arrangements. On August 1, 2025, we completed our IPO, selling 5,000,000 shares of our common stock at $15.00 per share. Upon completion of our IPO, we received net proceeds of approximately $64,212 thousand, after deducting underwriting discounts and commissions and offering expenses. Since inception, we have raised a total of $114,600 thousand in net proceeds from private placements of our convertible preferred stock. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $92,334 thousand and $15,000 thousand of principal outstanding under the Loan Agreement.
We have generated losses from our operations since our inception as reflected in our accumulated deficit of $122,980 thousand as of September 30, 2026. Our losses primarily resulted from the costs incurred in the development, sales, and marketing of our systems and providing support for our operations. We expect to continue to incur losses for the foreseeable future and to expend significant amounts of cash for the foreseeable future as we continue to scale our business, increase selling, general and administrative expenses to support the expansion of our commercial organization and efforts, increase general and administrative expenses to support being a publicly-traded company and invest in research and development activities.
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
As of September 30, 2026, the Company was in compliance with all covenants contained in the Loan Agreement.
As of September 30, 2026, there was $15,000 thousand in outstanding borrowings under the Term Loan and no outstanding borrowings under the Revolving Facility.

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
•the scope, rate of progress and costs of our current or future clinical trials and registries as well as costs associated with complying with regulatory requirements;
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

Cash Flows
The following table shows a summary of our cash flows for each of the periods presented:

	Nine Months Ended September 30,		Change
	2026	2025	$	%

	(unaudited)
	($ in thousands)
Net cash (used in) provided by:
Operating activities	$(26,142)	$(19,829)	$(6,313)	(31.8)%
Investing activities	35,455	(78,315)	113,770	145.3%
Financing activities	232	146,955	(146,723)	(99.8)%
Net change in cash for period	$9,545	$48,811	$(39,266)	(80.4)%
_______________

Operating Activities
For the nine months ended September 30, 2026, net cash used in operating activities was $26,142 thousand, consisting primarily of a net loss of $25,580 thousand and net cash used by changes in our operating assets and liabilities of $7,951 thousand, partially offset by non-cash charges of $7,389 thousand. The non-cash charges primarily consisted of depreciation and amortization expense of $3,382 thousand, stock-based compensation expense of $2,825 thousand and loss on extinguishment of debt of $589 thousand. Net cash used by changes in our operating assets and liabilities primarily consisted of a decrease of $3,419 thousand in accounts payable, an increase of $2,789 thousand to inventory, an increase of $1,346 thousand in trade accounts receivable, and an increase of $1,072 thousand in prepaid expenses, partially offset by an increase of $675 thousand in other current assets and liabilities.
For the nine months ended September 30, 2025, net cash used in operating activities was $19,829 thousand, consisting primarily of a net loss of $32,587 thousand and net cash used by changes in our operating assets and liabilities of $4,230 thousand, partially offset by non-cash charges of $16,988 thousand. The non-cash charges primarily consisted of change in fair value of convertible notes, net of $2,216 thousand, changes in the fair value of our preferred stock warrant liability and Series E purchase option of $11,975 thousand, depreciation and amortization expense of $2,228 thousand and stock-based compensation expense of $615 thousand. Net cash used by changes in operating assets and liabilities primarily consisted of an increase of $5,403 thousand in inventory, an increase in accounts receivable of $2,060 thousand and an increase of $1,279 thousand in prepaid expenses, partially offset by an increase of $2,723 thousand in other current assets and liabilities and an increase of $1,789 thousand in accounts payable.
Investing Activities
For the nine months ended September 30, 2026, net cash provided by investing activities was $35,455 thousand, consisting primarily of proceeds of $59,103 thousand from sales of our marketable securities, partially offset by purchases of $18,170 thousand in marketable securities and $5,478 thousand in fixed assets purchases.
For the nine months ended September 30, 2025, net cash used in investing activities was $78,315 thousand, consisting primarily of purchases of $95,582 thousand in marketable securities and $5,126 thousand in fixed assets purchases, partially offset by cash proceeds of $22,393 thousand from sales of our marketable securities.
Financing Activities
For the nine months ended September 30, 2026, net cash provided by financing activities was $232 thousand, resulting from proceeds of $15,000 thousand from debt issuance and proceeds of $739 thousand from exercise of common stock options, partially offset by payments of $15,000 thousand of payments of long-term debt and $507 thousand of payments of debt issuance and extinguishment costs.
For the nine months ended September 30, 2025, net cash provided by financing activities was $146,955 thousand, consisting of proceeds of $66,441 thousand from the issuance of common stock, net of commissions and issuance costs from the Company’s IPO, proceeds of $39,863 thousand from the issuance of convertible notes net of issuance costs, proceeds of $39,508 thousand from the issuance and sale of shares of our Series E convertible preferred stock, proceeds of $688 thousand from the exercise of common stock options and proceeds of $455 thousand from the exercise of warrants for our Series Seed and Series B preferred stock.
Contractual Obligations and Commitments
Our contractual commitments will have an impact on our future liquidity. These commitments include future payments on our Loan Agreement, future payments on facility leases and certain royalty obligations. Where applicable, we calculate our obligation based on termination fees that can be paid to exit the contract.
Debt
The principal outstanding under the Loan Agreement was $15,000 thousand as of September 30, 2026, however, we are required to make monthly payments of interest only through July 1, 2029 followed by twenty-four equal monthly installments of principal plus accrued interest. The unpaid balance of principal and accrued interest is due on the maturity date.
Leases
We have entered into an operating lease for office space in Michigan. The lease has a five-year term, which commenced in July 2021 and is renewable for one additional five-year term upon expiration, and was renewed in April 2026. We have also entered into an operating lease for warehouse space in California. The lease has a three-year term, which commenced in March 2025 and is renewable for one additional one-year term upon expiration. In April 2026, we entered into a new lease, which includes the construction of a new commercial building in Michigan that is expected to be substantially completed around the fourth quarter of 2027, which we intend to use as our corporate headquarters. As of September 30, 2026, the operating lease obligations under these operating leases were $61 thousand.
Royalties
On October 22, 2020, we entered into a software license agreement with Genesis Software Innovations, LLC (“Genesis Software”), which was amended and restated on January 1, 2023, and subsequently amended and restated on June 10, 2025 (as amended and restated, the “License Agreement”), pursuant to which we are required to pay Genesis Software certain payments, including royalty payments, until such time we have paid Genesis Software an aggregate of $7,000 thousand under the License Agreement. As of September 30, 2026, we have paid an aggregate of $7,000 thousand of the total $7,000 thousand, including royalties of $415 thousand and $433 thousand in the three months ended September 30, 2026 and 2025, respectively.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may be party to legal proceedings that arise in the ordinary course of our business, some of which may be covered by insurance. Management believes that we do not have any pending legal proceedings that, separately or in the aggregate, would have a material adverse effect on our results of operations, financial condition or cash flows. No material legal proceedings were terminated, settled or otherwise resolved during the nine months ended September 30, 2026. See Note 8 to our unaudited condensed financial statements included elsewhere in this Quarterly Report for additional information.
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
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On September 14, 2026, Robert Ball, Chief Executive Officer and Executive Chairman, terminated a trading plan intended to satisfy Rule 10b5-1(c), to sell up to 100,000 shares of our common stock between September 11, 2026 and June 12, 2027, subject to certain conditions.
Item 6. Exhibits
(a)Exhibits.
The following documents are filed as exhibits to this Quarterly Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Shoulder Innovations, Inc.	8-K	001-42771	3.1	8/4/2025
3.2	Amended and Restated Bylaws of Shoulder Innovations, Inc.	8-K	001-42771	3.2	8/4/2025
10.1#	Employment Agreement, by and between Shoulder Innovations, Inc. and Jon Osborne.					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

__________________
# Indicates management contract or compensatory plan.
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

SHOULDER INNOVATIONS, INC.

Date:	November 5, 2026	By:	/s/ Robert Ball
Robert Ball
Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

November 5, 2026	By:	/s/ Jeffrey Points
Jeffrey Points
Chief Financial Officer
(Principal Financial Officer)